Form 10-Q
period 1996-06-28
RENAISSANCE SOLUTIONS INC
filed 1996-08-08
CIK 937948

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 --------------
                                   FORM 10-Q
                                 --------------

(Mark One)

 X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
- ---
      Exchange Act of 1934
      For the quarterly period ended June 28, 1996

                                       OR

      Transition report pursuant to Section 13 or 15(d) of the Securities
- ---
      Exchange Act of 1934

                       Commission File Number:  0-25746

                          RENAISSANCE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                        04-3150009
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                                 Lincoln North
                              55 Old Bedford Road
                               Lincoln, MA  01773
                    (Address of principal executive offices)

                        Telephone Number (617) 259-8833
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes  X          No
                                  ---            ---

As of August 6, 1996, there were 6,963,158 shares of the Registrant's Common Stock, $.0001 par value per share, outstanding.


================================================================================

                          RENAISSANCE SOLUTIONS, INC.
              Form 10-Q for the Fiscal Quarter Ended June 28, 1996


                               Table of Contents



                PART I.  FINANCIAL INFORMATION                        Page No.
                                                                     ---------
Item 1.    Financial Statements:

           Consolidated Statements of Income for the
           six months ended June 28, 1996 and June 30, 1995...........   3

           Consolidated Balance Sheets as of
           June 28, 1996 and December 31, 1995........................   4

           Consolidated Statements of Cash Flows for the
           six months ended June 28, 1996 and June 30, 1995 ..........   5

           Notes to Consolidated Financial Statements.................   6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................   7



                PART II.  OTHER INFORMATION                           Page No.
                                                                     ---------

Item 4.    Submission of Matters to a Vote of Securityholders.........  11

Item 6.    Exhibits and Reports on Form 8-K...........................  11

           Signatures.................................................  12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                          RENAISSANCE SOLUTIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

            (Unaudited - Amount in thousands, except per share data)

                                                Three Months Ended                          Six Months Ended

                                          June 28, 1996       June 30, 1995        June 28, 1996         June 30,1995
                                        ---------------      ---------------      ---------------      ---------------

Revenues...........................       $      8,549         $      5,308         $    $16,344          $    10,064
                                        ---------------      ---------------      ---------------      ---------------
Cost and expenses:
   Professional personnel..........              4,629                2,819                9,111               5,326
   Professional development and
   recruiting......................                286                  294                  609                 638
   Marketing and sales.............                411                  109                  688                 243
   General and administrative......              1,454                  939                2,814               1,828
                                        ---------------      ---------------      ----------------     ---------------
   Total costs and expenses........              6,780                4,161               13,222               8,035
                                        ---------------      ---------------      ----------------     ---------------

Income from operations.............              1,769                1,147                3,122               2,029
Interest expense...................                (11)                  (1)                 (39)                (51)
Interest income....................                291                  160                  421                 170
                                        ---------------      ---------------      ----------------     ---------------
Income before taxes................              2,049                1,306                3,504               2,148
Income taxes.......................                795                  523                1,362                 523
                                        ---------------      ---------------      ----------------     ---------------
Net income.........................       $      1,254         $        783         $      2,142         $     1,625
                                        ===============      ===============      ================     ===============

Pro forma data:
Historical income before income
 taxes.............................       $      2,049         $      1,306         $      3,504         $     2,148
                                        ---------------      ---------------      ---------------      ---------------
Historical income taxes............                795                  523                1,362                 523
Additional provision for income
taxes..............................                ---                  ---                  ---                 336
                                        ---------------      ---------------      ---------------      ---------------
Pro forma provision for income
taxes..............................                795                  523                1,362                 859
                                        ---------------      ---------------      ----------------     ---------------
Pro forma net
income.............................       $      1,254         $        783         $      2,142         $     1,289
                                        ===============      ===============      ================     ===============

Pro forma net income per
share..............................       $       0.17         $       0.13         $       0.31         $      0.23
                                        ===============      ===============      ================     ===============

Pro forma weighted average number of
common and common equivalent shares
outstanding........................              7,323                6,085                6,968               5,416
                                        ===============      ===============      ================     ===============

                          RENAISSANCE SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                   (Amounts in thousands, except share data)

                                                 June 28, 1996   December 31, 1995
                                                 -------------   -----------------

                                                  (unaudited)
Assets
   Current assets:
      Cash and cash equivalents...............     $   24,144          $    6,040
      Marketable securities...................         13,458               4,890
      Accounts receivable, net................          8,134               5,791
      Unbilled services, net..................          3,390               3,759
      Receivable from officers/shareholders...            ---                 278
      Prepaid expenses and other current
        assets................................            876                 161
                                                  ------------        ------------
         Total current assets.................         50,002              20,919
                                                  ------------        ------------
Property and equipment, net...................          2,793               2,034
Other assets                                               72                  72
                                                  ------------        ------------
         Total assets.........................     $   52,867          $   23,025
                                                  ============        ============

Liabilities and Stockholders' Equity
   Current liabilities:
      Short-term borrowings...................     $      ---          $    1,500
      Accounts payable........................          1,035               1,150
      Accrued payroll and related  costs......          1,180                 850
      Accrued income taxes....................            247                 270
      Other accrued liabilities...............            101                  62
      Advance payments........................             85                 341
                                                  ------------        ------------
         Total current liabilities                      2,648               4,173
Other liabilties..............................            138                  87
                                                  ------------        ------------
      Total liabilities.......................          2,786               4,260
                                                  ------------        ------------
Stockholders' equity..........................
   Preferred stock, $.01 par value,
      authorized
      2,000,000 shares, none issued...........            ---                 ---
   Common stock, $.0001 par value, authorized
      20,000,000 shares, issued and outstanding
      6,963,158 shares at June 28, 1996 and
      5,969,396 shares at December 31, 1995...              1                   1
   Additional paid in capital.................         43,546              14,337
   Warrants to acquire common stock...........          1,600               1,600
   Cumulative foreign currency loss...........            (40)                (46)
   Unrealized gain (loss) on marketable
      securities..............................             (6)                 35
   Retained earnings..........................          4,980               2,838
                                                  ------------        ------------
      Stockholders' (deficiency) equity.......         50,081              18,765
                                                  ------------        ------------
      Total liabilities and stockholders'
         equity...............................     $   52,867          $   23,025
                                                  ============        ============

                          RENAISSANCE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited - amounts in thousands)

                                                 Six Months Ended
                                                 ----------------
                                          June 28, 1996   June 30, 1995
                                          -------------   -------------
Cash flows from Operating Activities:
Net Income.............................     $   2,142       $   1,625
Adjustments to reconcile net income to
  net cash:
Depreciation and amortization..........           279             127
Change in:
   Accounts receivable, net............        (2,343)         (1,929)
   Unbilled services, net..............           369          (1,084)
   Receivable from officers/
     shareholders......................           278             ---
   Prepaid expenses....................          (715)           (218)
   Accounts payable....................          (115)            461
   Accrued payroll and related costs...           330              85
   Accrued income taxes................           (23)            523
   Other accrued liabilities...........            39              66
   Advanced payments...................          (256)           (949)
   Increase in other liabilties........            51             ---
                                           -----------     -----------
Net cash provided by (used for)
  operating activities.................            36          (1,293)
                                           -----------     -----------

Cash flows from investing activities:
   Purchase of marketable
     securities........................        (8,568)            ---
   Expenditures for property and               (1,038)           (414)
     equipment.........................
                                           -----------     -----------
   Net cash used for investing
     activities........................        (9,606)           (414)
                                           -----------     -----------

Cash flows from Financing Activities:
   Issuance of common stock, net.......        29,209          15,704
   Sale of warrants to acquire common
      stock............................           ---           1,600
   Payment of shareholder
      distributions....................           ---          (3,426)
   Repayment of short-term
      borrowings.......................        (1,500)            300
   Payment on notes payable -
            Gemini.....................           ---          (2,000)
                                           -----------     -----------
   Net cash provided by financing
      activities.......................        27,709          12,178
                                           -----------     -----------


Effect of exchange rate changes on
   cash and cash equivalents...........           (35)            ---
                                           ------------    -----------
Increase in cash and cash
   equivalents.........................        18,104          10,471
Cash and cash equivalents,
   beginning of period.................         6,040           1,384
                                           ------------    -----------
Cash and cash equivalents, end of
   period..............................     $  24,144       $  11,855
                                           ===========     ===========

Supplemental disclosure of cash flow
       information:
   Interest paid.......................     $      25       $      86
                                           ===========     ===========
   Income taxes paid...................     $     260       $     ---
                                           ===========     ===========

                          RENAISSANCE SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Reorganization and Basis of Presentation

    Renaissance Solutions, Inc. ("Renaissance" or the "Company") was organized as a Delaware corporation in March 1992. In December 1993, the Company contributed all of its assets, subject to all of its liabilities, to Renaissance Strategy Group Limited Partnership, a Delaware limited partnership (the "Partnership"), in exchange for the sole general partnership interest in the Partnership. The business of the Company was conducted by the Partnership from December 1, 1993 to April 3, 1995. Pursuant to a reorganization agreement (the "Reorganization Agreement") entered into among the Company, the Partnership, the limited partners of the Partnership, the holders of certain units of economic interest ("Units") in the Partnership and the holders of certain options to purchase Units, effective April 3, 1995 (i) the Company issued 4,567,396 shares of its Common Stock in exchange for all of the outstanding limited partnership interests and Units in the Partnership, and (ii) options to purchase 1,730,000 Units outstanding as of such date were exchanged for options to purchase 432,605 shares of Common Stock. Immediately thereafter, the Partnership was dissolved and all of its assets and liabilities were distributed to and assumed by the Company. The reorganization of the Company described above is referred to herein as the "Reorganization." The Reorganization has been accounted for in a manner similar to a pooling of interests and, except as otherwise indicated or where the context otherwise requires, the information set forth in these financial statements has been adjusted to give retroactive effect to the Reorganization. References herein to the "Company" and "Renaissance" refer to Renaissance Solutions, Inc., and with respect to operations between December 1, 1993 and April 3, 1995 (the date of the Reorganization), the Partnership, and its wholly-owned subsidiary, Renaissance Solutions Limited.

    The consolidated financial statements at June 28, 1996 and for the three and six months ended June 28, 1996 and June 30, 1995 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's 1995 Annual Report to Stockholders. The results of operations for the three and six months ended June 28, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996.


2.  Initial Public Offering

    On April 11, 1995, the Company completed its initial public offering of Common Stock, whereby the Company issued 1,400,000 shares of Common Stock and an additional 885,000 shares were offered by existing stockholders of the Company. The net proceeds from the sale of the shares by the Company were approximately $15,926,000 after deducting estimated offering expenses of $1,000,000. Approximately $1,872,000 of the net proceeds of the offering were used to repay a note due to Gemini Consulting, Inc. ("Gemini") and $3,426,475 of the net proceeds were used to repay notes payable to the Company's stockholders incurred by the Company in connection with the payment of partnership distributions in January and March 1995. Simultaneously with the closing of the offering, the Company also sold warrants to Gemini to acquire 633,600 shares of the Company's Common Stock for cash of $1,600,000.


3.  Follow-on Offering

    On May 17, 1996, the Company completed a follow-on public offering, whereby Company issued 902,125 shares of Common Stock and existing shareholders sold 647,500 shares of Common Stock. The net proceeds from the sale of shares by the Company were approximately $28,263,000, after deducting estimated offering expenses of $225,000.

4.  Income Per Share

    Pro forma income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants) outstanding during each period presented. The pro forma weighted average number of common shares assumes that 10,002 shares of common stock issued in March 1994 and all stock options granted in 1995 and 1996 were outstanding for all periods presented. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83. This Bulletin requires that all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to filing of its initial public offering be included in the calculation as if they were outstanding for all periods. The pro forma weighted average number of common shares for the three and six months ended June 30, 1995 also assume that approximately 300,000 shares of the 1,400,000 shares issued in the Company's initial public offering, the proceeds of which were used to repay stockholder notes totaling approximately $3,426, 475, were outstanding for all of the six months ended June 30, 1995.


5.  Income Taxes

    Prior to the Reorganization the Company operated as an S corporation or a limited partnership, neither of which was subject to federal or state income taxes. Accordingly, no federal or state income tax provision was required for the Company for the three months ended March 31, 1995. The provision for income taxes for the six months ended June 28, 1996 was based on an estimated tax rate of 39% for the entire fiscal year.

    The pro forma provision for income taxes for the three months ended March 31, 1995 reflects the estimated amounts of income taxes which would have been payable for that period if the Company had operated as a taxable C corporation. Beginning with the three months ended June 30, 1995, the Company was subject to federal and state income taxes at the statutory tax rates then in effect. The components of the Company's actual and pro forma deferred tax assets and liabilities as of June 28, 1996 and June 30, 1995 were not material.



Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Overview

The Company derives substantially all of its revenues from management consulting and client/server systems integration services. The Company markets its services directly and through a Teaming Agreement with Gemini Consulting, Inc. ("Gemini"). Pursuant to the Teaming Agreement, which was entered into effective as of November 1, 1994 and superseded a prior agreement entered into in June 1993, Renaissance and Gemini have agreed to market and perform certain service offerings on a collaborative basis. Approximately 36% of the Company's revenues in the fiscal quarter ended June 28, 1996 resulted from its relationship with Gemini; approximately 22% of revenues were from billings to Gemini and approximately 14% of revenues were from billings directly to third parties.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation - - Certain Factors That May Affect Future Results," which are incorporated by reference herein.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's consolidated statements of income.

                                                     Three Months Ended                   Six Months Ended
                                               June 28, 1996     June 30, 1995     June 28, 1996     June 30, 1995
                                              ---------------   ---------------   ---------------   ---------------
Statement of Income Data:
Revenues....................................          100.0%            100.0%            100.0%            100.0%
                                              ---------------   ---------------   ---------------   ---------------
Cost and expenses:
  Professional personnel....................           54.2%             53.1%             55.8%             52.9%
  Professional development and recruiting               3.3               5.5               3.7               6.3
  Marketing and sales.......................            4.8               2.1               4.2               2.4
  General and administrative................           17.0              17.7              17.2              18.2
                                              ---------------   ---------------   ---------------   ---------------

    Total costs and expenses................           79.3              78.4              80.9              79.8
                                              ---------------   ---------------   ---------------   ---------------
Income from operations......................           20.7              21.6              19.1              20.2
Interest expense............................            (.1)              ---               (.2)              (.6)
Interest income.............................            3.4               3.0               2.6               1.7
                                              ---------------   ---------------   ---------------   ---------------
Income before taxes.........................           24.0              24.6              21.5              21.3
Income taxes................................            9.3               9.9               8.4               5.2
                                              ---------------   ---------------   ---------------   ---------------
Net income..................................           14.7%             14.7%             13.1%             16.1%
                                              ===============   ===============   ===============   ===============
Pro forma data:
Historical income before income taxes.......           24.0%             24.6%             21.5%             21.3%
                                              ---------------   ---------------   ---------------   ---------------
Historical income taxes.....................            9.3               9.9               8.4               5.2
Additional provision for income taxes.......            ---               ---               ---               3.3
                                              ---------------   ---------------   ---------------   ---------------
Pro forma income taxes......................            9.3               9.9               8.3               8.5
                                              ---------------   ---------------   ---------------   ---------------
Pro forma net income........................           14.7%             14.7%             13.1%             12.8%
                                              ===============   ===============   ===============   ===============

Revenues increased 61% to $8.5 million in the second quarter of 1996 from $5.3 million in the second quarter of 1995. Revenue for the first six months of 1996 increased 62% to $16.3 million from $10.1 million in the first six months of 1995. The increase in revenues for both the three and six months ended June 28, 1996 were primarily attributable to the increased level of services performed for customers by both the Company's Strategic Services Group and Performance Innovation Services Group. Revenues from Gemini represented 36% and 42% of total revenues for both the three and six month periods ended June 28, 1996 and June 30, 1995, respectively. Revenues from the three operating companies of AT&T represented, in the aggregate, approximately 52% and 32% of the Company's revenues in the three month period ended June 28, 1996 and June 30, 1995, respectively. Revenues from the three operating companies of AT&T represented, in the aggregate, approximately 46% and 31% of the Company's total revenues in the six month periods of 1996 and 1995.

Professional personnel costs increased 64% in the second quarter of 1996 to $4.6 million, or 54% of revenues, from $2.8 million, or 53.1% of revenues, in the second quarter of 1995. The number of full-time equivalent professional employees increased to 101 at June 28, 1996 from 66 at June 30, 1995. Professional personnel costs for the first six months of 1996 increased 71% to $9.1 million, or 56% of revenues, from $5.3 million, or 53% of revenues, in the first six months of 1995. The increase in personnel cost resulted from the impact of standardization of all employee compensation adjustments to January of each year beginning in January 1996, accelerated hiring due to the expansion of the Company's client base, and professional time investment in Web-based information services offering.

Professional development and recruiting costs decreased 3% in the second quarter of 1996 to $286,000, or 3% of revenues, from $294,000, or 6% of revenues, in the second quarter of 1995. Professional development and recruiting costs for the first six months of 1996 decreased 5% to $609,000, or 4% of revenues, from $638,000, or 6% of revenues, in the first six months of 1995. This decrease in professional development and recruiting costs resulted primarily from the Company's having accelerated most of the second quarter hiring and related development and recruiting into the first quarter of 1996.

Marketing and sales expenses increased 277% in the second quarter of 1996 to $411,000, or 5% of revenues, from $109,000, or 2% of revenues, in the second quarter of 1995. Marketing and sales expenses for the first six months of 1996 increased 183% to $688,000, or 4% of revenues, from $243,000, or 2% of revenues,
in the first six months of 1995.   These increases in marketing and sales
expenses reflect costs associated with an increase in the number of executive seminars and conference presentations, the development of additional marketing materials and expanded public and investor relations activities, as well as expenses related to the Company's annual report and annual stockholders' meeting. The Company is expanding its marketing and sales efforts and therefore expects related expenses to increase as a percentage of revenues in the future.

General and administrative expenses increased 55% in the second quarter of 1996 to $1.5 million, or 17% of revenues, from $0.9 million, or 18% of revenues, in the second quarter of 1995. General and administrative expenses for the first six months of 1996 increased 54% to $2.8 million, or 17% of revenues, from $1.8 million, or $18% of revenues, in the first six months of 1995. These increases in general and administrative expenses resulted primarily from expansion of office space in Lincoln, Chicago, New York and London, increased cost of technological and communications infrastructure, insurance and benefit costs, and other administrative expenses to support the growth of the Company's business.

Interest income increased 82% in the second quarter of 1996 to $291,000, or 3.4% of revenues, from $160,000, or 3.0% of revenues, for the second quarter of 1995. Interest income for the first six months of 1996 increased 148% to $421,000, or 3% of revenues from $170,000, or 2% of revenues in the first six months of 1995. These increases in interest income were primarily attributable to the investment of proceeds from higher operating cash balances and interest earned on
investment of proceeds from the Company's follow-on public offering.   Interest
expense in the second quarter of 1996 was $11,000, as compared to $1,000 for the second quarter of 1995. Interest expense decreased to $39,000 in the first six months of 1996, from $51,000 in the first six months of 1995, due to decreased usage of the Company's line of credit with a major Boston bank.

The provision for income taxes in the second quarter of 1996 was $795,000 compared with a tax provision of $523,000 in the second quarter of 1995. The provision for income taxes in the first six months of 1996 was $1.4 million, compared with a proforma tax provision of $859,000 in the first six months of 1995. The 1995 figures were computed as if the Company had been taxable as a C Corporation since its inception. Prior to its Reorganization on April 3, 1995, the Company was not subject to federal or state income taxes at the Company level. The 1996 second quarter estimated effective tax rate was 39%, compared to 40% in the second quarter of 1995.

Under the Teaming Agreement, during the six month period commenced on May 1, 1995 and ended October 31, 1995, Gemini was obligated to provide the Company with bookings (as defined in the Teaming Agreement) of $8.25 million. The actual bookings for such period totaled approximately $1.9 million. Gemini satisfied the approximately $6.3 million deficiency through a combination of revenues generated from client work referred to Renaissance by Gemini, work performed by Renaissance as a subcontractor for Gemini and work performed by Renaissance directly for Gemini. A portion of the deficiency satisfied directly by Gemini is payable in installments through September 1, 1996. During the six month period commenced on November 1, 1995 and ended April 30, 1996, Gemini was obligated to provide the Company with bookings of $7.0 million. Bookings attributable to the period ended April 30, 1996 were $1.2 million. Gemini has issued Renaissance a Purchase Order for the deficiency of $5.8 million.

Liquidity and Capital Resources

To date, the Company's financing requirements have been met through a combination of funds generated by operations, loans from Gemini, bank borrowings, loans from certain of the Company's stockholders, the sale of Common Stock in the Company's two public offerings and the sale of the Gemini Warrants. At June 28, 1996, the Company had working capital of $47.4 million, an increase of $30.7 million as compared to working capital of $16.7 million at December 31, 1995. The increase was primarily attributable to proceeds received from the Company's follow-on public offering in May of 1996.

Net cash provided by operating activities of $36,000 for the six month period ended June 28, 1996 resulted primarily from net income from operations of $2.1 million, non-cash items of depreciation and amortization of

$279,000, a decrease in unbilled services of $369,000, a decrease in receivables from officer/shareholders of $278,000, a reduction in accrued payroll of $330,000, other accrued liabilities of $39,000 and other liabilities of $51,000, offset by increases in accounts receivable of $2.3 million and prepaid expense of $715,000, and a reduction in accounts payable of $115,000, accrued income taxes of $23,000 and advanced payments of $256,000.

Net cash used for investing activities of $9.6 million during the six month period ended June 28, 1996 resulted primarily from the purchase of marketable securities of $8.6 million.

The Company made a partnership distribution totaling $2.7 million in January 1995, which represented the cumulative net earnings of the Partnership from December 1, 1993 through December 31, 1994. The Company made a final partnership distribution totaling $754,475 in March 1995, which represented the estimated amount of the Partnership's net earnings during the period commencing on January 1, 1995 and ending immediately prior to the Reorganization. Both the January 1995 and the March 1995 partnership distributions were evidenced by the Company's promissory notes (the "Stockholder Notes"). The partnership distributions represent earnings of the Partnership upon which the recipients of the Stockholder Notes have been or will be required to pay income taxes.

On April 11, 1995, the Company completed its initial public offering of Common Stock, whereby the Company issued 1,400,000 shares of Common Stock and an additional 885,000 shares were offered by existing stockholders of the Company. The net proceeds from the sale of the shares by the Company were approximately $15.9 million, after deducting estimated offering expenses of $1.0 million. Approximately $1.9 million of the net proceeds of the offering were used to repay a note due to Gemini and $3.4 million of the net proceeds were used to repay the Stockholder Notes. Simultaneously with the closing of the offering, the Company also sold warrants to Gemini (the "Gemini Warrants") to acquire 633,600 shares of the Company's Common Stock for cash of $1.6 million.

On May 7, 1996, the Company entered into an unsecured revolving line of credit agreement with Fleet Bank providing for borrowings of up to $3.5 million. This line of credit expires on June 1, 1997. No borrowings were outstanding under this facility as of June 28, 1996. The bank revolving credit line includes customary financial and other covenants relating to the maintenance of certain financial tests, such as minimum tangible net worth and quarterly profitability, and restricting the Company's ability to incur additional indebtedness. On May 22, 1996, the Company entered into a revolving line of credit agreement with Barclays Bank in London providing for borrowings of up to (Pounds)750,000. No borrowings were outstanding under the line as of June 28, 1996.

On May 17, 1996, the Company completed a follow-on public offering, whereby the Company issued 902,125 shares of Common Stock and existing shareholders sold 647,500 shares of Common Stock. The net proceeds from the sale of shares by the Company were approximately $28,263,000, after deducting estimated offering expenses of $225,000.

Management believes that the net proceeds of its two public offerings, together with funds generated by operations, the proceeds from the sale of the Gemini Warrants, existing cash balances and borrowings under the bank lines, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from financings from external sources, in the form of either additional equity or indebtedness. The Company's ability to issue and sell equity securities may be limited by the terms of the Teaming Agreement. The Company's ability to borrow will be a function of the level of its internally generated funds and the assets of its business that are available to serve as collateral, which will consist primarily of accounts receivable.

PART II.    OTHER INFORMATION

Items 1-3   None

Item 4      Submission of Matters to a Vote of Securityholders

            The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on May 10, 1996. At the Annual Meeting, the stockholders of the Company elected Harry M. Lasker (by votes of 5,524,462 shares of Common Stock in favor of Mr. Lasker and 24,200 shares of Common Stock withheld from Mr. Lasker) and Robert S. Kaplan (by votes of 5,535,862 shares of Common Stock in favor of Mr. Kaplan and 12,800 shares of Common Stock withheld from Mr. Kaplan) as Class I Directors. Each of Messrs. Lasker and Kaplan is to serve for a term of three years. The other directors of the Company, whose terms of office as directors continued after the Annual Meeting are David A. Lubin, John F. Rockart, and David P. Norton.

            At the Annual Meeting, stockholders holding 5,548,162 shares of Common Stock voted to ratify appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year. Stockholders holding 500 shares of Common Stock voted against such ratification. No abstentions or "broker non-votes" were recorded at the Annual Meeting.

Item 5      None

Item 6.     Exhibits and Reports on Form 8-K
            (a)    Exhibits

                   10.1 Amendment to Line of Credit Agreement, dated as of May 7, 1996, by and between the Company and Fleet National Bank.

                   10.2 Barclays Bank PLC Facility, dated as of April 26, 1996, by and between Renaissance Solutions Limited and Barclays Bank PLC.

                   11.    Statement Regarding Computation of Earnings per Share.

                   99. Pages 30 through 35 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (which is not deemed filed except to the extent that portions thereof are expressly incorporated by reference herein).

            (b)    Reports on Form 8-K

                   There were no reports on Form 8-K filed during the fiscal quarter ended June 28, 1996

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RENAISSANCE SOLUTIONS, INC.
                                   (Registrant)




Dated:  August 6, 1996             /s/ David P. Norton
                                   ________________________________
                                   David P. Norton
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)




Dated:  August 6, 1996             /s/ George A. McMillan
                                   ________________________________
                                   George A. McMillan
                                   Vice President, Chief Financial Officer
                                   (Principal Financial and Accounting Officer)