Form 10-Q
period 1996-09-27
RENAISSANCE SOLUTIONS INC
filed 1996-10-28
CIK 937948

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------
                                    FORM 10-Q

                                 --------------

(Mark One)

X     Quarterly report pursuant to Section 13 or 15(d) of the Securities
-     Exchange Act of 1934 For the quarterly period ended September 27, 1996

                                      OR

      Transition report pursuant to Section 13 or 15(d) of the Securities
--    Exchange Act of 1934

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

                Yes  X                                      No
                     -                                          --

As of October 23, 1996, there were 7,035,518 shares of the Registrant's Common Stock, $.0001 par value per share, outstanding.



===========================================================================

                          RENAISSANCE SOLUTIONS, INC.
           Form 10-Q for the Fiscal Quarter Ended September 27, 1996



                               Table of Contents



                PART I. FINANCIAL INFORMATION                           Page No.
                                                                        --------

Item 1.    Financial Statements:

           Consolidated Statements of Income for the three and
           nine months ended September 27, 1996 and September 29, 1995.....  3

           Consolidated Balance Sheets as of
           September 27, 1996 and December 31, 1995........................  4

           Consolidated Statements of Cash Flows for the
           nine months ended September 27, 1996 and September 29, 1995.....  5

           Notes to Consolidated Financial Statements......................  6

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................  7





                PART II. OTHER INFORMATION                              Page No.
                                                                        --------

Item 5.    Other Information............................................... 14

Item 6.    Exhibits and Reports on Form 8-K................................ 14

           Signatures...................................................... 15

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements



                          RENAISSANCE SOLUTIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 (Amount in thousands, except per share data)



                                                     Three Months Ended                            Nine Months Ended

                                         September 27, 1996     September 29, 1995     September 27, 1996      September 29, 1995
                                         -------------------    -------------------    -------------------     -------------------

Revenues................................      $       9,049           $      5,657          $      25,395          $       15,721
                                         -------------------    -------------------    -------------------     -------------------

Cost and expenses:
     Professional personnel.............              4,506                  2,899                 13,617                   8,224
     Professional development and
       recruiting.......................                710                    344                  1,318                     982
     Marketing and sales................                359                    140                  1,047                     383
     General and administrative.........              1,540                  1,045                  4,354                   2,873
                                         -------------------    -------------------    -------------------     -------------------

        Total costs and expenses........              7,115                  4,428                 20,336                  12,462
                                         -------------------    -------------------    -------------------     -------------------

Income from operations..................              1,934                  1,229                  5,059                   3,259
Interest expense........................                (2)                    (5)                   (41)                    (57)
Interest income.........................                478                    185                    899                     355
                                         -------------------    -------------------    -------------------     -------------------
Income before taxes.....................              2,410                  1,409                  5,917                   3,557
Provision for income taxes..............                939                    564                  2,302                   1,087
                                         -------------------    -------------------    -------------------     -------------------
Net income..............................      $       1,471           $        845          $       3,615           $       2,470
                                         ===================    ===================    ===================     ===================

Pro forma data:
Historical income before income taxes...      $       2,410           $      1,409          $       5,917         $         3,557
                                         -------------------    -------------------    -------------------     -------------------
Historical provision for income taxes...                939                    564                  2,302                   1,087
Additional provision for income taxes...                ---                    ---                    ---                     336
                                         -------------------    -------------------    -------------------     -------------------
Pro forma provision for income taxes....                939                    564                  2,302                   1,423
                                         -------------------    -------------------    -------------------     -------------------
Pro forma net income....................      $       1,471           $        845          $       3,615         $         2,134
                                         ===================    ===================    ===================     ===================

Pro forma net income per share..........      $        0.19           $       0.13          $        0.49        $           0.36
                                         ===================    ===================    ===================     ===================

Pro forma weighted average number of
common and common equivalent shares
outstanding.............................              7,861                  6,349                  7,376                   5,758
                                         ===================    ===================    ===================     ===================

                          RENAISSANCE SOLUTIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                   (Amounts in thousands, except share data)

                                                                           September 27, 1996          December 31, 1995
                                                                           ------------------          -----------------


Assets
   Current assets:
       Cash and cash equivalents........................................           $   22,380                 $    6,040
       Marketable securities............................................               19,769                      4,890
       Accounts receivable, net.........................................                8,809                      5,791
       Unbilled services, net...........................................                2,574                      3,759
       Receivable from officers/shareholders............................                  ---                        278
       Prepaid expenses and other current assets........................                  898                        161
                                                                           -------------------            ---------------
           Total current................................................               54,430                     20,919
                                                                           -------------------            ---------------
   Property and equipment, net..........................................                1,979                      2,034
   Other assets.........................................................                   72                         72
                                                                           -------------------            ---------------
           Total assets.................................................           $   56,481                 $   23,025
                                                                           ===================            ===============

Liabilities and Stockholders' Equity
   Current liabilities:
       Short-term borrowings............................................           $      ---                 $    1,500
       Accounts payable.................................................                  639                      1,150
       Accrued payroll and related costs................................                1,789                        850
       Accrued income taxes.............................................                   66                        270
       Other accrued liabilities........................................                  268                         62
       Advance payments.................................................                  131                        341
                                                                           -------------------            ---------------
           Total current liabilities....................................                2,893                      4,173
   Other liabilities....................................................                  161                         87
                                                                           -------------------            ---------------
       Total liabilities................................................                3,054                      4,260
                                                                           -------------------            ---------------
   Stockholders' equity.................................................
       Preferred stock, $.01 par value, authorized
          2,000,000 shares, none issued.................................                  ---                        ---
       Common stock, $.0001 par value, authorized 20,000,000
          shares, issued and outstanding 7,035,318 shares at
          September 27, 1996 and 5,969,396 shares at
          December 31, 1995.............................................                    1                          1
       Additional paid in capital.......................................               45,389                     14,337
       Warrants to acquire common stock.................................                1,600                      1,600
       Cumulative translation adjustments...............................                  (33)                       (46)
       Unrealized gain on marketable securities.........................                   17                         35
       Retained earnings................................................                6,453                      2,838
                                                                           -------------------            ---------------
           Stockholders' equity.........................................               53,427                     18,765
                                                                           -------------------            ---------------
           Total liabilities and stockholders' equity...................           $   56,481                 $   23,025
                                                                           ===================            ===============

                           RENAISSANCE SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Amounts in thousands)

                                                                                     Nine Months Ended
                                                                                     -----------------
                                                                       September 27, 1996          September 29, 1995
                                                                       ------------------          ------------------
Cash flows from operating activities:
Net income...............................................                $          3,615             $        2,470
Adjustments to reconcile net income to net cash:
Depreciation and amortization............................                             368                        211
Change in:
   Accounts receivable, net..............................                          (3,018)                    (4,143)
   Unbilled services, net................................                           1,185                        ---
   Receivable from officers/shareholders.................                             278                        ---
   Prepaid expenses and other............................                            (737)                      (131)
   Accounts payable......................................                            (511)                       334
   Accrued payroll and related costs.....................                             939                        289
   Accrued income taxes..................................                            (204)                       216
   Other accrued liabilities.............................                             206                        (69)
   Advanced payments.....................................                            (210)                      (837)
   Increase in other liabilities.........................                              74                        ---
                                                                   -----------------------      -----------------------
Net cash provided by (used for) operating activities.....                           1,985                     (1,660)
                                                                   -----------------------      -----------------------

Cash flows from investing activities:
   Purchase of marketable securities.....................                         (20,046)                       ---
   Sales and maturities of marketable securities.........                           5,185                        ---
   Expenditures for property and equipment...............                            (323)                      (671)
                                                                   -----------------------      -----------------------
   Net cash used for investing activities................                         (15,184)                      (671)
                                                                   -----------------------      -----------------------

Cash flows from financing activities:

   Issuance of common stock, net.........................                          30,085                     12,208
   Tax benefit from exercise of stock options............                             967                        ---
   Sale of warrants to acquire common stock..............                             ---                      1,600
   Repayment of short-term borrowings....................                          (1,500)                       500
   Payment on notes payable - Gemini.....................                             ---                     (2,000)
                                                                   -----------------------      -----------------------
   Net cash provided by financing activities.............                          29,552                     12,308
                                                                   -----------------------      -----------------------

Effect of exchange rate changes on cash and cash
equivalents..............................................                             (13)                       ---
                                                                   -----------------------      -----------------------
Increase in cash and cash equivalents....................                          16,340                      9,977
Cash and cash equivalents, beginning of period...........                           6,040                      1,384
                                                                   =======================      =======================
Cash and cash equivalents, end of period.................                $         22,380             $       11,361
                                                                   =======================      =======================

Supplemental disclosure of cash flow information:
   Interest paid.........................................                $             47             $           88
                                                                   =======================      =======================
   Income taxes paid.....................................                $          1,541               $        870
                                                                   =======================      =======================

                          RENAISSANCE SOLUTIONS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Reorganization and Basis of Presentation

     Renaissance Solutions, Inc. ("Renaissance" or the "Company") was organized as a Delaware corporation in March 1992. In December 1993, the Company contributed all of its assets, subject to all of its liabilities, to Renaissance Strategy Group Limited Partnership, a Delaware limited partnership (the "Partnership"), in exchange for the sole general partnership interest in the Partnership. The business of the Company was conducted by the Partnership from December 1, 1993 to April 3, 1995. Pursuant to a reorganization agreement (the "Reorganization Agreement") entered into among the Company, the Partnership, the limited partners of the Partnership, the holders of certain units of economic interest ("Units") in the Partnership and the holders of certain options to purchase Units, effective April 3, 1995 (i) the Company issued 4,567,396 shares of its Common Stock in exchange for all of the outstanding limited partnership interests and Units in the Partnership, and (ii) options to purchase 1,730,000 Units outstanding as of such date were exchanged for options to purchase 432,605 shares of Common Stock. Immediately thereafter, the Partnership was dissolved and all of its assets and liabilities were distributed to and assumed by the Company. The reorganization of the Company described above is referred to herein as the "Reorganization." The Reorganization has been accounted for in a manner similar to a pooling of interests and, except as otherwise indicated or where the context otherwise requires, the information set forth in these financial statements has been adjusted to give retroactive effect to the Reorganization. References herein to the "Company" and "Renaissance" refer to Renaissance Solutions, Inc. and, with respect to operations between December 1, 1993 and April 3, 1995 (the date of the Reorganization), the Partnership, and its wholly-owned subsidiaries, Renaissance Solutions Limited and Renaissance Securities Corp.

     The consolidated financial statements at December 31, 1995 and September 27, 1996 and for the nine months ended September 27, 1996 have been derived from the Company's audited financial statements. The consolidated financial statements at September 29, 1995 and for the three and nine months ended September 29, 1995 and the three months ended September 27, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's 1995 Annual Report to Stockholders. The results of operations for the three and nine months ended September 27, 1996 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996 or for any subsequent period.

2.   Initial Public Offering

     On April 11, 1995, the Company completed its initial public offering of Common Stock, whereby the Company issued 1,400,000 shares of Common Stock and an additional 885,000 shares were offered by existing stockholders of the Company. The net proceeds from the sale of the shares by the Company were approximately $15,636,000 after deducting offering expenses of $1,291,000. Approximately $1,872,000 of the net proceeds of the offering were used to repay a note due to Gemini Consulting, Inc. ("Gemini") and $3,426,475 of the net proceeds were used to repay notes payable to the Company's stockholders incurred by the Company in connection with the payment of partnership distributions in January and March 1995. Simultaneously with the closing of the offering, the Company also sold warrants to Gemini to acquire 633,600 shares of the Company's Common Stock for cash of $1,600,000.

3.   Follow-on Offering

     On May 17, 1996, the Company completed a follow-on public offering, whereby the Company issued 902,125 shares of Common Stock and existing shareholders sold 647,500 shares of Common Stock. The net proceeds from the sale of shares by the Company were approximately $28,263,000, after deducting offering expenses of $225,000.

4.   Income Per Share

     Pro forma income per share is based on the weighted average number of common and dilutive common equivalent shares (common stock options and warrants) outstanding during each period presented. The pro forma weighted average number of common shares assumes that 10,002 shares of common stock issued in March 1994 and all stock options granted in January and March 1995 were outstanding for all periods presented. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83. This Bulletin requires that all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to filing of its initial public offering be included in the calculation as if they were outstanding for all periods. The pro forma weighted average number of common shares for the three and nine months ended September 29, 1995 also assume that approximately 300,000 shares of the 1,400,000 shares issued in the Company's initial public offering, the proceeds of which were used to repay stockholder notes totaling approximately $3,426, 475, were outstanding for all of the nine months ended September 29, 1995.


5.   Income Taxes

     Prior to the Reorganization the Company operated as an S corporation or a limited partnership, neither of which was subject to federal or state income taxes. Accordingly, no federal or state income tax provision was required for the Company for the three months ended March 31, 1995. The provisions for income taxes for the nine months ended September 27, 1996 and September 29, 1995 were based on estimated effective tax rates of 39% and 40%, respectively, for the fiscal years.

     The pro forma provision for income taxes for the three months ended March 31, 1995 reflects the estimated amounts of income taxes which would have been payable for that period if the Company had operated as a taxable C corporation. Beginning with the three months ended June 30, 1995, the Company was subject to federal and state income taxes at the statutory tax rates then in effect. The components of the Company's actual and pro forma deferred tax assets and liabilities as of September 27, 1996 and September 29, 1995 were not material.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations


Overview

The Company derives substantially all of its revenues from management consulting and client/server systems integration services. The Company markets its services directly and through a Teaming Agreement (the "Teaming Agreement") with Gemini Consulting, Inc. ("Gemini"). Pursuant to the Teaming Agreement, Renaissance and Gemini have agreed to market and perform certain service offerings on a collaborative basis. Approximately 79%, 54% and 43% of the Company's revenues in 1994 and 1995 and for the nine months ended September 27, 1996, respectively, resulted from its relationship with Gemini; approximately 65%, 24% and 27% of revenues were from services and other amounts billable to Gemini and approximately 14%, 30% and 16% of revenues were from services billable directly to third parties in 1994 and 1995 and for the nine months ended September 27, 1996, respectively. The Company and Gemini have entered into a Third Amended and Restated Teaming Agreement (the "Restated Teaming Agreement"), which will become effective upon the closing of the Company's proposed offering of Common Stock pursuant to a Registration Statement on Form S-3, currently anticipated to be filed with the Securities and Exchange Commission on or about October 28, 1996 (the "Offering"). See "Certain Factors That May Affect Future Results" and
"Item 5--Other Information."

Fees for services provided by the Company typically are based on the project schedule, Renaissance staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. The Company records revenues at estimated realizable rates as labor hours are incurred. Provisions are made for estimated unbillable and uncollectible amounts.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May
Affect Future Results," which are incorporated by reference herein and those set forth below under the caption "Certain Factors That May Affect Future Results."

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's consolidated statements of income.

                                                 Three Months Ended                   Nine Months Ended
                                             Sept. 27, 1996   Sept. 29, 1995      Sept. 27, 1996  Sept. 29, 1995
                                             --------------   --------------      --------------  --------------
Statement of Income Data:
Revenues................................             100.0%           100.0%               100.0%          100.0%
                                             --------------   --------------        ------------   -------------
Cost and expenses:
      Professional personnel............              49.8%           51.2%                 53.6%             52.3%
      Professional development and......               7.8              6.1                  5.2               6.3
recruiting
      Marketing and sales...............               4.0              2.5                  4.1               2.4
      General and administrative........              17.0             18.5                 17.2              18.3
                                            --------------    -------------        -------------   ---------------

          Total costs and expenses.......             78.6             78.3                 80.1              79.3
                                            --------------    -------------        -------------   ---------------

Income from operations..................              24.4             21.7                 19.9              20.7
Interest expense........................               ---              (.1)                 ---               (.4)
Interest income.........................               5.3              3.3                  3.4               2.3
                                            --------------    -------------        --------------   --------------
Income before taxes.....................              26.7             24.9                 23.3              22.6
Income taxes............................              10.4             10.0                  9.1               6.9
                                            ==============    =============        =============   ===============
Net income..............................              16.3%            14.9%                14.2%             15.7%
                                            ==============    =============        =============   ===============

Pro forma data:
Historical income before income taxes...             26.7%            24.9%                 23.3%             22.6%
                                           --------------    -------------        --------------   ---------------
Historical income taxes.................             10.4             10.0                   9.1               6.9
Additional provision for income taxes...              ---              ---                   ---               2.1
                                           --------------    -------------        --------------   ---------------
Pro forma income taxes..................             10.4             10.0                   9.1               9.0
                                           --------------    -------------        --------------   ---------------
Pro forma net income....................             16.3%            14.9%                 14.2%             13.6%
                                            ==============   =============        ==============   ===============

Revenues increased 60% to $9.0 million in the third quarter of 1996 from $5.7 million in the third quarter of 1995. Revenues increased 62% to $25.4 million in the first three quarters of 1996 from $15.7 million in the first three quarters of 1995. The increase in revenues for the three months ended September 27, 1996 was primarily attributable to the significantly increased level of services provided to existing clients as well as new clients. The increase in revenues for the nine months ended September 27, 1996 was primarily attributable to the significantly increased level of services performed for clients by both the Strategic Management Services Group and the Performance Innovation Services Group. Revenues attributable to the Company's relationship with Gemini represented 40% and 45% of revenues in the three month periods ended September 27, 1996 and September 29, 1995, respectively, and 43% and 46% of revenues in the nine month periods ended September 27, 1996 and September 29, 1995, respectively. The Company expects that revenues from Gemini will decrease as a percentage of revenues in the future. See "Certain Factors That May Affect Future Results." Revenues from operating companies of AT&T represented, in the aggregate, approximately 43% and 32% of the revenues in the three month periods ended September 27, 1996 and September 29, 1995, respectively, and 46% and 32% of the Company's revenues in the nine month periods ended September 27, 1996 and September 29, 1995, respectively. The Company anticipates that revenues attributable to operating companies of AT&T will decrease in the future because several engagements for this group of clients have been completed.

In each of the three six month periods ended on April 30, 1996, Gemini's actual bookings were lower than the minimum bookings provided for under the Teaming Agreement. Gross bookings attributable to Gemini under the Teaming Agreement (without regard to the application of bookings to prior period deficiencies) for the six month periods ended April 30, 1995, October 31, 1995 and April 30, 1996 were $6.8 million, $2.0 million and $5.3 million, respectively. For the six month period ending October 31, 1996, the Company estimates that such gross bookings will total approximately $5.0 million. Because bookings for the six month period ended October 31, 1995 were substantially below the bookings commitment for such period, bookings for the subsequent six month period ended April 30, 1996 were, and for the six month period ending October 31, 1996 will be, in accordance with the Teaming Agreement, used to satisfy prior period deficiencies.

In particular, during the six month period commenced on May 1, 1995 and ended October 31, 1995, Gemini's bookings commitment to the Company was $8.25 million. The actual bookings for such period, net of bookings applied to the prior period deficiency, totalled approximately $1.9 million. Gemini satisfied the resulting $6.3 million deficiency in the subsequent six month period through a combination of revenues generated from client work referred to Renaissance by Gemini, work performed by Renaissance as a subcontractor for Gemini, work performed by Renaissance directly for Gemini and the acquisition by Gemini from the Company for $2.2 million (included in revenue for the nine months ended September 27, 1996) of certain Company program designs and related materials. During the six month period commenced on November 1, 1995 and ended April 30, 1996, Gemini's bookings commitment to the Company was $7.0 million. The actual bookings for the period, net of bookings applied to the prior period deficiency, totalled approximately $1.2 million. Gemini issued to Renaissance a purchase order for the deficiency of approximately $5.8 million. This purchase order was satisfied by Gemini in the subsequent period through a combination of revenues generated from client work referred to Renaissance by Gemini of approximately $4.0 million and a cash payment by Gemini to Renaissance of $750,000 in the third quarter of 1996 in satisfaction of the remaining $1.8 million purchase order obligation. The Company's net income for the third fiscal quarter of 1996 was favorably affected by this cash payment which was included in revenues and had no incremental cost associated with it.

During the six month period commenced on May 1, 1996 and ending on October 31, 1996, Gemini's bookings commitment to the Company is $8.0 million. Approximately $4.0 million in revenues generated from the estimated $5.0 million in bookings in this six month period will be applied to satisfy the prior period deficiency. Renaissance and Gemini have agreed that Gemini will satisfy the bookings deficiency for this period with a one time payment by Gemini to Renaissance of approximately $1.6 million (subject to adjustment in accordance with the terms of the Restated Teaming Agreement), to be made simultaneously with the closing of the Offering.

Professional personnel costs increased 55% in the third quarter of 1996 to $4.5 million, or 55% of revenues, from $2.9 million, or 50% of revenues, in the third quarter of 1995. Professional personnel costs increased 66% in the first three quarters of 1996 to $13.6 million, or 54% of revenues, from $8.2 million, or 52% of revenues, in the first three quarters of 1995. The number of full-time equivalent professional employees increased to 111 at September 27, 1996 from 82 at September 29, 1995. The increase in personnel costs resulted from the addition of professionals, the standardization of all employee compensation adjustments to January of each year beginning in January 1996 and professional time investment in the Company's Web-based information services offering.

Professional development and recruiting costs increased 106% in the third quarter of 1996 to $710,000, or 8% of revenues, from $344,000, or 6% of revenues, in the third quarter of 1995. This increase in professional development and recruiting costs resulted primarily from the decision to hold the annual company-wide training session offsite, the recruitment and relocation of twelve professional employees, and the significant investment in orientation and training programs for new employees. Professional development and recruiting costs increased 34% in the first three quarters of 1996 to $1.3 million, or 5% of revenues, from $982,000, or 6% of revenues, in the first three quarters of 1995. This increase in professional development and recruiting costs resulted primarily from significant expansion in the number of professional employees retained by the Company.

Marketing and sales expenses increased 156% in the third quarter of 1996 to $359,000, or 4% of revenues, from $140,000, or 2% of revenues, in the third quarter of 1995. Marketing and sales expenses increased 173% in the first three quarters of 1996 to $1.0 million, or 4% of revenues, from $383,000, or 2% of revenues, in the first three quarters of 1995. This increase in marketing and sales expenses reflected an increase in the level and scope of marketing communications activities in 1996. The Company is expanding its marketing and sales efforts and therefore expects related expenses to increase as a percentage of revenues in the future.

General and administrative expenses increased 47% in the third quarter of 1996 to $1.5 million, or 17% of revenues, from $1.0 million, or 18% of revenues, in the third quarter of 1995. General and administrative expenses increased 52% in the first three quarters of 1996 to $4.4 million, or 17% of revenues, from $2.9 million, or 18% of revenues, in the first three quarters of 1995. This increase in general and administrative expenses resulted primarily from additional costs necessary to support the growth in the Company's business and professional staff during 1996 and included increases in salary costs for administrative staff, increases in facilities and operating costs and investments in upgrading the Company's telecommunications (video and audio), networks and systems.

Interest expense declined 28% in the first three quarters of 1996 to $41,000, or 0.2% of revenues, from $57,000, or 0.4% of revenues, for the first three quarters of 1995. This decline was primarily attributable to the reduction in interest payments to Gemini under a $2.0 million working capital loan from Gemini to the Company (the "Gemini Loan"), which was repaid following the Company's initial public offering in April 1995, offset by payments made to Shawmut Bank under the Company's working capital line of credit. Interest income increased 158% in the third quarter of 1996 to $478,000, or 5% of revenues, from $185,000, or 3% of revenues, for the third quarter of 1995. Interest income increased 153% in the first three quarters of 1996 to $899,000, or 4% of revenues, from $355,000, or 2% of revenues, for the first three quarters of 1995. This increase was primarily the result of higher cash balances from cash generated by operations and the proceeds from the Company's follow-on public offering in May 1996. Interest income consists of interest earned on the Company's cash, cash equivalents and marketable securities.

The provision for income taxes in the third quarter of 1996 of $0.9 million or 39% compared with a tax provision of $564,000 or 40% in the third quarter of 1995. The provision for income taxes in the first three quarters of 1996 was $2.3 million or 39% compared with a pro forma tax provision of $1.4 million or 40% in the first three quarters of 1995. The 1995 figure was computed as if the Company has been taxable as a C Corporation since its inception. Prior to its Reorganization on April 3, 1995, the Company was not subject to federal or state income taxes at the Company level.

Liquidity and Capital Resources

To date, the Company's financing requirements have been met through a combination of funds generated by operations, loans from Gemini, bank borrowings, loans from certain of the Company's stockholders, the sale of Common Stock in the Company's initial and follow-on public offerings and the sale to Gemini of warrants to purchase Common Stock. At September 27, 1996, the Company had working capital of $51.5 million, an increase of $34.8 million as compared to working capital of $16.7 million at December 31, 1995. The increase was primarily attributable to the Company's follow-on offering in May 1996, which provided net proceeds of $28.8 million.

Funds provided (used) by operations amounted to $(1,638,000), $2,287,000, $(2,306,000) and $1,985,000 for 1993, 1994, 1995 and the first three fiscal quarters of 1996, respectively. Accounts receivable and unbilled services increased significantly in 1994 over 1993 and in 1995 over 1994 as a result of the increased services performed by the Company in these years. Accounts receivable and unbilled services increased 253% to $3.2 million on December 31, 1994, as compared to $904,000 on December 31, 1993. During the same period, revenues increased 407%, to $12.9 million from $2.5 million. Accounts receivable and unbilled services increased 199% to $9.6 million on December 31, 1995 as compared to $3.2 million on December 31, 1994. During the same period revenues increased 75%, to $22.6 million from $12.9 million in 1994. Accounts receivable and unbilled services increased 19% to $11.4 million on September 27, 1996 as compared to $9.6 million on December 31, 1995. Advance payments are recorded when billings exceed revenues earned or expenses incurred. In 1994, advance payments increased to $983,000 from $0 in 1993 as a result of billings in excess of revenues earned and expenses incurred with respect to one customer. In 1995, advanced payments decreased to $341,000 from $983,000 in 1994. Advance payments in the first three fiscal quarters of 1996 decreased to $131,000 from $341,000 in 1995.

Capital expenditures were $331,000, $774,000, $1,391,000 and $1,283,000 for
1993, 1994, 1995 and the first three fiscal quarters of 1996, respectively. The Company expects capital expenditures in the remainder of 1996 to be approximately $250,000, primarily for the purchase of hardware and software, for furniture and fixtures and for leasehold improvements. In August 1996 the Company entered into an operating lease with Digital Equipment Corporation ("Digital") pursuant to which Digital repurchased a portion of the Company's installed base of computers and will provide the Company with certain equipment, services, and support. Under this operating lease, the Company will pay Digital approximately $407,000, $1.2 million, $1.2 million and $866,000 in 1996, 1997,
1998 and 1999, respectively.

Net cash used for investing activities of $15.2 million during the nine month period ended September 27, 1996 resulted primarily from the purchase of marketable securities.

On July 21, 1994, the Company entered into a revolving line of credit agreement with Shawmut Bank (now Fleet Bank, N.A.) providing for borrowings of up to $1.0 million. The line of credit agreement was subsequently amended to increase the amount available for borrowings to $3.5 million. This line of credit expires on June 1, 1997. As of December 31, 1995, $1.5 million was outstanding under the line. No borrowings were outstanding under the line as of September 27, 1996. The line of credit includes customary financial and other covenants relating to the maintenance of certain financial tests, such as minimum tangible net worth and quarterly profitability, and restricting the Company's ability to incur additional indebtedness. On August 25, 1995, the Company entered into a revolving line of credit agreement with Barclays Bank in London providing for borrowings of up to British Pound Sterling 250,000. The line of credit was subsequently amended to increase the amount available for borrowings to British Pound Sterling 425,000. No borrowings were outstanding under the line as of December 31, 1995 or September 27, 1996.

The Company made a partnership distribution totaling $2,672,000 in January 1995, which represented the cumulative net earnings of Renaissance Strategy Group Limited Partnership (the "Partnership") a predecessor to the Company, from December 1, 1993 through December 31, 1994. The Company made a final partnership distribution totaling $754,475 in March 1995, which represented the estimated amount of the Partnership's net earnings during the period commencing on January 1, 1995 and ending immediately prior to the Reorganization. Both the January 1995 and the March 1995 partnership distributions were evidenced by promissory notes from the Company and were repaid from a portion of the net proceeds of the Company's initial public offering. The partnership distributions represent earnings of the Partnership upon which the recipients of such promissory notes have been or will be required to pay income taxes.

In the event that the Restated Teaming Agreement is validly terminated by either party prior to its expiration, Renaissance is required to pay a termination fee to Gemini in an amount declining from $1.6 million in the event of a termination prior to November 1, 1996 to $250,000 in the event of a termination prior to November 1, 1999.

Management believes that funds generated by operations, existing cash balances (including proceeds from the Company's initial and follow-on public offerings) and borrowings under the bank lines, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from financings from external sources, in the form of either additional equity or indebtedness. The Company's ability to borrow will be a function of the level of its internally generated funds and the assets of its business that are available to serve as collateral, which will consist primarily of accounts receivable.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to the factors set forth in the Company's Annual Report on Form 10-K under the caption "Certain Factors that May Affect Future Results," which are incorporated herein by reference, the following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report on Form 10-Q and presented elsewhere by management from time to time.

Since 1993 the Company has been a party to the Teaming Agreement with Gemini pursuant to which the Company and Gemini have agreed to market and perform certain service offerings on a collaborative basis. The Company currently relies on Gemini for a significant portion of the Company's marketing activities. Approximately 79%, 54% and 43% of the Company's revenues in 1994, 1995 and the first three fiscal quarters of 1996, respectively, resulted from its relationship with Gemini; approximately 65%, 24% and 27%, respectively, of revenues were from services and other amounts billable to Gemini and approximately 14%, 30% and 16%, respectively, of revenues were from services billable directly to third parties. As a result, the Company's success is currently dependent in large part on the success of Gemini's marketing efforts.

The Company and Gemini have entered into the Restated Teaming Agreement, which will become effective upon the closing of the Offering. Gemini has committed to provide the Company with certain minimum bookings during the term of the Restated Teaming Agreement, subject to the satisfaction of certain conditions. In the event that during any of the six month periods during the term of the Restated Teaming Agreement bookings obtained by Renaissance from Gemini customers or customers of joint service offerings by Renaissance and Gemini are less than specified minimum commitment levels, Gemini may retain the services of Renaissance for a fee equal to the amount of the deficiency. If at the end of twelve months a bookings deficiency still remains, Gemini is required to make a compensating payment to Renaissance of 25% of the remaining deficiency in full satisfaction of the bookings deficiency. Gemini's obligation to provide these bookings to the Company will terminate in the event that any of Harry M. Lasker, David A. Lubin or David P. Norton, the founders of the Company, ceases to be employed by the Company on a full time basis during the term of the Restated Teaming Agreement. In such event, the parties have agreed to negotiate in good faith to establish new commitments for the remainder of the term of the Restated Teaming Agreement. In addition, the amount of Gemini's bookings commitment is subject to adjustment as a result of, among other things, any failure by Renaissance to make available to Gemini such quantities of marketing and sales resources and such number of staff for joint service offerings as may from time to time be mutually agreed upon by the parties.

The Company monitors Gemini's progress in meeting its bookings commitments through regular conference calls and meetings with Gemini representatives. "Bookings" are generally defined for purposes of the Restated Teaming Agreement as gross fees (excluding expense reimbursements) committed to Renaissance as a result of the relationship with Gemini during the applicable period, as evidenced by a written agreement between the Company and the customer for the delivery of goods or services within twelve months, plus any such fees actually collected by the Company during such period which are not evidenced by a written agreement. Gemini generally is treated as having satisfied its bookings commitment regardless of whether revenues are recognized by Renaissance with respect to a particular engagement. For example, under the Restated Teaming Agreement, 50% of the fees attributable to a cancelled contract count towards Gemini's bookings commitment if such cancellation is not primarily attributable to the actions or omissions of Gemini. In accordance with industry practice, nearly all of the Company's contracts are terminable by either the customer or the Company on short or no notice and without penalty. In addition, Gemini does not guarantee the collectibility of any receivables resulting from customer engagements under the Restated Teaming Agreement.

The Restated Teaming Agreement has a term ending on November 1, 1999. The Restated Teaming Agreement is subject to earlier termination upon the occurrence of certain events, including a change in control of the Company (as defined in the Restated Teaming Agreement). In the event that the Restated Teaming Agreement is validly terminated by either party prior to its expiration, Renaissance is required to pay a termination fee to Gemini in an amount declining from a maximum of $1.6 million in the event of a termination prior to November 1, 1996 to a minimum of $250,000 in the event of a termination prior to November 1, 1999. In addition, in such event, various payment obligations contained in the Restated Teaming Agreement will terminate on the termination date. While the Company is continuing to build its internal marketing force and seeking additional strategic alliances, the termination of the Restated Teaming Agreement could have a material adverse effect on the Company's business and results of operations.

Under the Restated Teaming Agreement, the Company has agreed to train Gemini in the use of the Company's Balanced Scorecard, desktop application and certain other methodologies during the period ending October 31, 1998 and to perpetually license these methodologies, to the extent developed prior to November 1, 1998, to Gemini on a non-exclusive basis. As a result, during the term of the Restated Teaming Agreement Gemini personnel may perform services in connection with joint service offerings which might otherwise be performed by Company personnel. In addition, following the termination of the Restated Teaming Agreement, Gemini will be in a position to compete with the Company using know-how and methodologies which might otherwise be proprietary to the Company.

The Company's ability to obtain the benefit of the bookings commitments under the Restated Teaming Agreement may be affected by Gemini's creditworthiness. Under the terms of the Restated Teaming Agreement, Gemini is not required to provide the Company with information regarding Gemini's financial condition. Based on information made publicly available by an affiliate of Gemini, the Company believes that Gemini experienced a significant decline in sales and profits as well as capacity problems in 1995, and that Gemini's results for the first quarter of 1996 were below its budget for such quarter.

In each of the three six month periods ended April 30, 1996, Gemini's actual bookings were lower than the minimum bookings provided for under the Teaming Agreement. During the six month period commenced on May 1, 1995 and ended October 31, 1995, Gemini's bookings commitment (as defined in the Teaming Agreement) to the Company was $8.25 million. The actual bookings for such period, net of bookings applied to the prior period deficiency, totalled approximately $1.9 million. Gemini satisfied the resulting $6.3 million deficiency in the subsequent six month period through a combination of revenues generated from client work referred to Renaissance by Gemini, work performed by Renaissance as a subcontractor for Gemini, work performed by Renaissance directly for Gemini and the acquisition by Gemini from the Company of certain Company program designs and related materials. During the six month period commenced on November 1, 1995 and ended April 30, 1996, Gemini's bookings commitment to the Company was $7.0 million. The actual bookings for the period, net of bookings applied to the prior period deficiency, totalled approximately $1.2 million. Gemini issued to Renaissance a purchase order for the deficiency of approximately $5.8 million. This purchase order was satisfied by Gemini in the subsequent six month period through a combination of revenues generated from client work referred to Renaissance by Gemini of approximately $4.0 million and a cash payment by Gemini to Renaissance of $750,000 in the third fiscal quarter of 1996 in satisfaction of the remaining $1.8 million purchase order obligation. The Company's net income for the third fiscal quarter of 1996 was favorably affected by this cash payment which was included in revenues and had no incremental cost associated with it. During the six month period commenced on May 1, 1996 and ending on October 31, 1996, Gemini's bookings commitment to the Company is $8.0 million. Approximately $4.0 million in revenues generated from the estimated $5.0 million in bookings in this six month period will be applied to satisfy the prior period deficiency. Pursuant to the terms of the Restated Teaming Agreement, Renaissance and Gemini have agreed that Gemini will satisfy the resulting bookings deficiency for the period ending October 31, 1996 with a one-time payment by Gemini to Renaissance of approximately $1.6 million (subject to adjustment in accordance with the terms of the Restated Teaming Agreement), to be made simultaneously with the closing of the Offering.

Simultaneously with the closing of the Company's initial public offering in April 1995, the Company sold to Gemini two warrants (the "Gemini Warrants") to purchase up to 633,600 shares of Common Stock. In addition, Messrs. Lasker and Lubin and Melissa E. Norton, the wife of David Norton, sold to Gemini, at such closing, options (the "Gemini Options") to purchase up to an aggregate of 150,000 shares of Common Stock held by them. The Gemini Warrants and the Gemini Options were subsequently transferred by Gemini to an affiliate of Gemini. It is currently anticipated that such affiliate of Gemini will exercise the Gemini Warrants and the Gemini Options and sell the shares of Common Stock represented thereby in connection with the Offering.

PART II.          OTHER INFORMATION

Items 1-3         None

Item 5            Other Information

                  On October 23, 1996, the Company and Gemini announced that they had entered into a Third Amended and Restated Teaming Agreement (the "Restated Teaming Agreement"), pursuant to which the parties agreed to restructure their relationship under the Teaming Agreement. The Restated Teaming Agreement will become effective upon the closing of a public offering of Common Stock by Renaissance pursuant to a Registration Statement on Form S-3 to be filed with the Securities and Exchange Commission on or about October 28, 1996 (the "Offering"). Under the Restated Teaming Agreement, Gemini bookings commitments for the three years beginning November 1, 1996 would be reduced from $24 million, $25 million and $25 million to $12 million, $12.5 million and $12.5 million, respectively. In consideration of the reduced bookings targets and the methodology licenses set forth in the Restated Teaming Agreement, Gemini would pay Renaissance license fees totalling $5.0 million. In addition, the provisions of the Teaming Agreement which provide Gemini with exclusivity, and restrict Renaissance's ability to create additional marketing alliances, make certain acquisitions and issue securities would also be eliminated. It is currently anticipated that under the Form S-3 Registration Statement referred to above, an affiliate of Gemini will sell 783,600 shares of Common Stock (to be acquired upon the exercise of certain warrants and options held by such affiliate) in the Offering.

Item 6.           Exhibits and Reports on Form 8-K
                  (a)      Exhibits

                           10.1     Third Amended and Restated Teaming
                                    Agreement, dated as of October 23, 1996, by and between the Company and Gemini.

                           10.2 PC Utility Statement of Work, dated as of August 29, 1996, by and between the Company and Digital Equipment Corporation.

                           10.3 Amendment No. 1 to Employment Agreement, dated as of July 1, 1996, by and between the Company and Harry M. Lasker.

                           10.4 Amendment No. 1 to Employment Agreement, dated as of July 1, 1996, by and between the Company and David A. Lubin.

                           10.5 Amendment No. 1 to Employment Agreement, dated as of July 1, 1996, by and between the Company and David P. Norton.

                           11. Statement Regarding Computation of Earnings per Share.

                           27.      Financial Data Schedule.

                           99. Pages 30 through 35 of the Company's Annual Report on Form 10-K for the period ended December 31, 1995 (which is not deemed to filed except to the extent that portions thereof are expressly incorporated by reference herein).

                  (b)      Reports on Form 8-K

                           There were no reports on Form 8-K filed during the fiscal quarter ended September 27, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RENAISSANCE SOLUTIONS, INC.
                                    (Registrant)

Dated:  October 24, 1996
                                    /s/David P. Norton
                                 -----------------------------------------------
                                    David P. Norton
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: October 24, 1996
                                    /s/George A. McMillan
                                 -----------------------------------------------
                                    George A. McMillan
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)