Form 10-K
period 1996-12-31
RENAISSANCE SOLUTIONS INC
filed 1997-03-04
CIK 937948

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                       OR

  [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-25746

                          RENAISSANCE SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

                           ------------------------

             Delaware                                   04-3150009
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                  Identification No.)

          Lincoln North
       55 Old Bedford Road
     Lincoln, Massachusetts                               01773
     (Address of principal                             (Zip Code)
       executive offices)

       Registrant's telephone number, including area code: (617) 259-8833

                           -------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.0001 par value
                                (Title of class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X   No
                                                 ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      As of February 14, 1997, the approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $199,507,284, based on the last reported sale price of the registrant's Common Stock on the Nasdaq National Market as of the close of business on February 14, 1997. There were 9,430,483 shares of Common Stock outstanding as of February 14, 1997.

--------------------------------------------------------------------------------

      In December 1996, the Renaissance Solutions, Inc. ("Renaissance" or the "Company") completed an acquisition (the "Acquisition") of International Systems Services Corporation ("ISS"). The Acquisition has been accounted for as a pooling of interests, and therefore the consolidated financial statements and other financial information and data for all periods prior to the Acquisition contained in this Annual Report on Form 10-K have been restated to include the accounts and operations of ISS with those of the Company.

                                     PART I
ITEM 1.    BUSINESS

      Renaissance provides management consulting and client/server systems integration services, primarily for large corporations. The Company's offerings fall into three categories, Strategic Services, Performance Solutions Services and Technology Services, all of which can incorporate both consulting services and technology implementation.

      Strategic Services consist primarily of management consulting services, and include the Company's Strategic Management Systems practice and its Strategy Development practice. The Strategic Management Systems practice is designed to assist senior executives in strategy implementation, and includes management consulting services using the "Balanced Scorecard" concept described in three Harvard Business Review articles and in The Balanced Scorecard, a recently published book, all of which were co-authored by one of the Company's founders, and the design, development and implementation of software-based executive information systems. Strategy Development involves working directly with executive level clients on industry analysis, strategy formulation and strategic planning for the development and implementation of intermediate and long-range competitive strategies.

      The Company's Performance Solutions Services consist primarily of consulting services designed to assist companies in the design and implementation of key business processes. The Company's Performance Solutions Services Group also assists companies in increasing the efficiency and output of these processes to maximize corporate performance.

      The Company's Technology Services are provided by its Technology Services Group, and focus on the design, development and implementation of desktop applications using client/server architecture to support decision-making, coordination, information sharing and skill development by knowledge workers. These applications are designed to support both the strategic management process and key business processes, with an emphasis on product development, sales, order fulfillment and customer service. The Company believes that by bridging management consulting and systems integration capabilities it can help its customers effectively use technology to satisfy their strategic objectives.


The Renaissance Solution

      Renaissance combines its expertise in management consulting and client/server systems integration to assist customers in developing innovative solutions to their business needs. The Company believes that the combination of defining an organization's strategy clearly, framing it in terms of measurable objectives and goals, and implementing information systems in support of these goals differentiates Renaissance from its competitors. Renaissance focuses on engagements that are intended to have a significant effect on a customer's future profitability or competitive market position.

      Renaissance's service offerings are designed to support both the strategic and operational processes of large corporations, as follows:

 . At the strategic level, the Company provides management consulting services and technology support that are intended to analyze and define corporate competitive strategy, and translate that strategy into strategic corporate objectives and targets. In addition, the Company designs, develops and implements software-based executive information systems, or "Strategic Feedback Systems" ("SFS"), that provide desktop information and communications tools for use by senior executives in achieving these objectives. In addition, SFS systems allow senior executives to access information to measure corporate performance.

 .   At the business process level, the Company assists its clients in leveraging best practices to produce higher levels of individual and organizational performance. The Company's efforts in this area typically focus on redesigning key business processes, including product development, sales, order fulfillment and customer service. The Company then designs, develops and implements desktop applications using client/server architecture to support the redesigned processes. These applications are designed to assist knowledge workers in increasing performance using the new or redesigned work processes.

 . At the technological level, the Company develops information infrastructure that supports newly designed management systems or redesigned business processes. The Company also designs and develops technological infrastructure that supports cross-functional and cross-divisional collaboration, enables faster execution of corporate transformation programs, and provides greater access to organizational knowledge.

Strategy

      Renaissance's goal is to be a leading provider of management consulting and client/server systems integration services to corporations seeking major performance improvements. The Company is pursuing the following strategies to achieve this goal.

 . Employ a Multidisciplinary Approach. The Company believes that a key factor differentiating Renaissance's service offerings is the combination of its expertise in management consulting and client/server systems integration. The Company believes that by bridging management consulting and systems integration capabilities it can help its customers effectively use technology to satisfy their strategic objectives.

 . Provide Tailored Solutions Using Proprietary Methodologies and Reusable Software Components. The Company is investing in proprietary methodologies and reusable software components for all of its service offerings. Although the Company individually tailors solutions for each customer, it leverages its capabilities through the use of these proprietary methodologies and software components in order to take full advantage of its best practices and case experiences. The Company believes that this approach reduces development time and project costs, enhances project quality, permits rapid expansion of the Company's professional staff and differentiates the Company's services from those of its competitors.

 . Emphasize Cross-Selling Activities and Coordinated Account Development. The Company believes a key element of growth is the coordinated development of existing and new accounts. The Company focuses its marketing and business development activities on targeted new clients, improving services to existing clients and actively cross-selling its service offerings to extend the life of existing client relationships.

 . Broaden Customer Base Through Targeted Industry Marketing, Geographic Expansion and Alliances. The Company plans to continue to expand its marketing initiatives and capabilities. The Company is expanding its professional staff through the addition of personnel with consulting expertise in targeted industry sectors and is increasing its sector-specific customer marketing efforts and practice initiatives, including publications and executive seminars. The Company is also seeking marketing alliances with consulting and technology providers who offer products or services that complement the Company's service offerings.

 . Build Renaissance Brand Name. The Renaissance name is closely associated with the Balanced Scorecard management consulting methodology. The Balanced Scorecard concept was described in three articles appearing in the Harvard Business Review in 1992, 1993 and 1996 and in The Balanced Scorecard, a recently published book, all of which were co-authored by one of the Company's founders. The Company seeks to promote its name association with the Balanced Scorecard through additional publications, speaking engagements and other marketing activities. By building name recognition for both Renaissance and the Balanced Scorecard, the Company believes it can differentiate Renaissance from its competitors.

 . Diversify Service Offerings and Markets Through Internal Development and Acquisitions of Complementary Businesses. The Company's strategy includes the development and marketing of an integrated portfolio of service offerings that address the needs of senior executives in various industry sectors. The Company seeks to implement this goal through a combination of innovative internal development and strategic acquisitions designed to expand it service offerings and targeted markets. For example, in December 1996 the Company acquired ISS to augment the Company's process design services and systems development capabilities and enhance its client base in the financial services and telecommunications sectors. In addition, in February 1997 the Company acquired Coba Consulting Limited ("COBA-UK"), which offers strategic consulting services to the telecommunications, financial services, utilities and retail sectors in the United Kingdom, and C.M. Management Services Ltd. Inc. ("COBA-Boston"), which provides strategic consulting services to the telecommunications sector in the United States.

Services

      Renaissance's offerings are delivered through three service groups, the Strategic Services Group, the Performance Solutions Group and the Technology Services Group.

 Strategic Services Group

      The Company's Strategic Services Group assists clients in strategy development and designs strategic management systems. Strategy development involves working directly with executive level clients on industry analysis, strategy formulation and strategic planning for the development and implementation of intermediate and long-range competitive strategies. This work may include strategy audits, industry trend analyses, competitor assessment, internal and external benchmarking and strategy design. The Company also assists clients with analysis and due diligence in conjunction with acquisitions.

      The Company's strategic services also include consulting using the Company's Balanced Scorecard methodology, complementary consulting services and the design and development of desktop applications to assist senior executives in measuring strategy implementation. The goal of the Balanced Scorecard methodology is to provide senior managers with a framework to translate the corporate strategy into measurable objectives, measures and targets. The Balanced Scorecard methodology is designed to consolidate measurement of many of the disparate elements of the company's competitive agenda, such as becoming customer oriented, improving quality, accelerating financial performance, reducing time to market for new products, and managing for the long term.

      Fees for services provided by the Company's Strategic Services Group typically are based on the project schedule, Renaissance staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. Fees for the Company's Balanced Scorecard engagements vary significantly depending on the size and complexity of the customer's business and the scope of the engagement, but have ranged from under $100,000 to in excess of $1,000,000. Since its inception in 1992, the Company has completed over 110 strategy analyses and development engagements, and has delivered approximately 165 Balanced Scorecards for different business units within over 50 organizations.

      The Company also offers complementary services related to the Strategic Management Solutions practice. In 1994 the Company developed the Strategic Feedback System, which is an executive information system that provides senior executives with desktop access to strategic information presented in the form of performance measurements derived from the Balanced Scorecard. Fees for SFS engagements have ranged from approximately $100,000 to approximately $1,000,000. Since its introduction in 1994, the Company has completed six SFS engagements for five different organizations. The Company offers SFS services to existing customers for which it has provided Balanced Scorecard services and to new customers as an integral part of future Balanced Scorecard services.

  Performance Solutions Group

      The Company's Performance Solutions Group focuses on the business and process-based redesign of key business processes or activities that drive a customer's business. The Company focuses its performance solutions services on five key business processes -- customer acquisition, customer service, new product development, knowledge management and information technology ("I/T").

      A typical performance solutions engagement may begin with a diagnostic analysis of corporate performance, and the identification and assessment of those processes that offer the most significant opportunities for performance improvement. The Company then uses the results of this assessment to develop a business case quantifying the performance opportunities.

      Working with the client's management, the Company's Performance Solutions Group then focuses on redefining and redesigning one or more of the business processes that offer opportunities for performance improvements. The redesign typically seeks to leverage internal/corporate best practices, including the insights and skills of best performers, and external/industry best practices.

      The resulting processes are then analyzed and translated by Renaissance into performance specifications for the client's I/T infrastructure in order to provide desktop support to employees charged with managing and implementing the redesigned processes. The Company works with the client to define these performance specifications, and create a resulting development plan. Working with its Technology Services Group, the Company converts these requirements into functional prototypes, pilots and production systems.

      Fees for services provided by the Company's Performance Solutions Group typically are based on the project schedule, Renaissance staffing requirements, the level of customer involvement, and the scope of the project as agreed at the project inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. Fees vary significantly depending upon the size and complexity of the customer's business and the scope of the engagement, but have ranged from

$100,000 for a diagnostic business case development project to in excess of $3,000,000 for a process redesign engagements involving the development of a large-scale system.

   Technology Services Group

      The Company's Technology Services Group designs, develops and assists in implementing desktop applications using client/server architecture to support key business processes, such as new product development, sales, order fulfillment and customer service. These systems, which are often developed in connection with the Company's Strategic Services Group or Performance Solutions Group, are designed to enable customers to reduce costs, speed time to market and improve coordination among knowledge workers.

      The Company designs and develops desktop applications focused on supporting the strategic management process. These engagements are performed both independent of and as follow-ons to Balanced Scorecard engagements. In situations in which Renaissance has not previously prepared a Balanced Scorecard for the customer, Renaissance typically prepares an abbreviated Balanced Scorecard to assess the strategic objectives to be addressed as part of the design and development of the desktop application.

      The Company's desktop applications are typically used to access, consolidate, analyze and disseminate information not readily accessible from existing legacy systems, including:

 . Reference Data: explanations and supporting documentation on products, processes and customers, such as product specifications for use in responding to customer inquiries.

 . Procedural Data: decision support in the form of "if/then" rules, interpretations and best practice information, such as a checklist of remedial steps to be taken following the discovery of a billing error.

 . Performance Data: feedback measurements regarding individual and process performance, such as proposal to sales ratios used by an organization's sales force.

The Company believes that the availability of this type of data is critical to improving knowledge worker productivity and decision making.

      In developing such desktop applications, the Company uses rapid prototyping techniques, standard database and groupware software, application development tools and reusable software components. In addition, the Company has developed customizable templates and tools for use in system design. These techniques, tools and components are intended to reduce development time and project costs and increase the productivity of the Company's professionals.

      Fees for services provided by the Company's Technology Services Group typically are based on the project schedule, Renaissance staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. Fees for the Company's desktop application engagements vary significantly depending on the size and complexity of the customer's business and the scope of the engagement, but have ranged from under $500,000 for a pilot system to in excess of $3,000,000 for a large multi-application engagement. Since its inception in 1992, the Company has performed 48 engagements involving the design and development of desktop applications for 23 organizations.


Marketing, Sales and Customers

      The Company markets its services to senior executives of large corporations both directly and through various marketing alliances, including its collaboration with Gemini Consulting, Inc. ("Gemini"). The Company markets its services in the United States through its Lincoln, Massachusetts headquarters and its Atlanta, Georgia, Boston, Massachusetts, Chicago, Illinois, San Francisco, California, Stamford, Connecticut and Washington, D.C. offices and in Europe through its London offices. See Note 10 of Notes to Consolidated Financial Statements.

      The Company continues to expand its direct marketing capabilities by hiring industry sector specialists to undertake business development initiatives in the following industry sectors: financial services and insurance; oil, gas and utilities; computing and communications; healthcare and pharmaceuticals; and retail and diversified. The Company is seeking marketing alliances with technology and service providers who offer products or services that complement the Company's service offerings in these sectors.

      The Company employs a variety of business development and marketing techniques to communicate directly with current and prospective customers, including authoring of articles and other publications regarding the Company's methodologies, regular newsletters and direct mail initiatives and executive seminars featuring presentations by senior officers of key customers. A significant portion of Renaissance's marketing activities is carried out by senior Renaissance executives.

      The following table sets forth a list of selected customers for which the Company, either directly or in collaboration with Gemini, has provided services in 1994, 1995 or 1996:


                Financial                       Oil, Gas and Utilities
                ---------                       ----------------------
                Services/Insurance
                ------------------

                Barclays Bank PLC               Mobil Corporation

                Chemical Bank                   Nova Chemical Sales

                Federal National Mortgage       Nova Gas
                Association

                CIGNA Corporation

                North American Life
                Assurance Company

                Mercantile & General


                Computing and                   Retail and
                -------------                   ----------
                Communications                  Diversified
                --------------                  -----------

                AT&T Corp.                      The Limited, Inc.

                British Telecom Inc.


      An important component of the Company's marketing strategy is to offer additional services to existing customers through coordinated cross-selling efforts. For example, the Company's Balanced Scorecard services often result in follow-on projects for other business units within the customer organization. In 1996, the Company provided services to 32 of the 75 customers for whom the Company provided services in 1995.

      In 1996, revenues from services and other amounts billable to Gemini accounted for approximately 21% of the Company's total revenues, and revenues from services billable to divisions of AT&T Corp. ("AT&T") accounted for approximately 26% of the Company's total revenues in 1996. See Note 11 of Notes to Consolidated Financial Statements.

Relationship with Gemini

      Since 1993 the Company has been a party to a Teaming Agreement (the "Teaming Agreement") with Gemini pursuant to which the Company and Gemini have agreed to perform on a collaborative basis certain service offerings obtained as a result of Gemini marketing efforts or joint Gemini/Renaissance marketing efforts. These joint service offerings include Balanced Scorecard and desktop application design, development and implementation engagements.

      Gemini is a worldwide consulting firm that provides business and system transformation services which are complementary to Renaissance's service offerings. The Company believes that its relationship with Gemini currently provides the Company with access to potential customers that the Company would not otherwise be able to obtain. Approximately 44%, 34% and 31% of the Company's revenues in 1994, 1995 and 1996, respectively, resulted from its relationship with Gemini; approximately 36%, 15% and 21%, respectively, of revenues were from services and other amounts billable to Gemini and approximately 8%, 19% and 10%, respectively, of revenues were from services billable directly to third parties. In many of these engagements, the Company provided services as a subcontractor to Gemini.

      In November 1996, the Company and Gemini entered into a Restated Teaming Agreement (the "Restated Teaming Agreement"). The following is a summary of the material terms of the Restated Teaming Agreement.

      The Restated Teaming Agreement has a term ending on November 1, 1999. It is subject to termination by Gemini as a result of, among other things, the occurrence of a change in control of Renaissance, which is defined generally to mean (i) the sale or other disposition of all or substantially all of the assets of the Company, (ii) the consummation of a transaction pursuant to which any person (other than an existing stockholder or a Gemini competitor, as defined in the Restated Teaming Agreement) becomes the beneficial owner of securities representing more than 40% of the combined voting power of the Company, (iii) the consummation of a transaction pursuant to which a Gemini competitor becomes the beneficial owner of securities representing more than 25% of the combined voting power of the Company, or (iv) a merger or consolidation of the Company with any other entity resulting in the holders of Renaissance Common Stock immediately prior to such transaction ceasing to hold at least 50% of the combined voting power of Renaissance or the surviving entity after such transaction. In the event that the Restated Teaming Agreement is validly terminated by either party prior to its expiration, Renaissance is required to pay a termination fee to Gemini in an amount declining from $1.6 million in the event of a termination prior to November 1, 1996 to $250,000 in the event of a termination prior to November 1, 1999. In addition, in such event, various payment obligations contained in the Restated Teaming Agreement will terminate on the termination date.

      During the term of the Restated Teaming Agreement, the Company and Gemini have agreed to staff jointly engagements for their collaborative service offerings. Final staffing decisions are made by the party with primary responsibility for the customer.

      Under the Restated Teaming Agreement, the Company has agreed to train Gemini in use of the Company's Balanced Scorecard, desktop application and certain other methodologies prior to November 1, 1998, to perpetually license these methodologies, to the extent developed prior to November 1, 1998, to Gemini on a non-exclusive basis and agreed to perform certain services for Gemini in 1996. In exchange, Gemini has agreed to pay the Company an annual fee of $2.0 million in each of the years during the three year period ending October 31, 1997. Revenue for these services will be recognized by the Company as the services are performed pursuant to the terms of the Restated Teaming Agreement. The license of methodologies by Renaissance to Gemini expressly excludes any software created by Renaissance. The Company is obligated to pay Gemini an annual fee of $400,000 in each of the years during the three year period ending October 31, 1997 for certain training services provided by Gemini to Renaissance personnel.

      As part of the Restated Teaming Agreement, Gemini has committed to provide the Company with certain levels of bookings. The minimum bookings commitments total $12.0 million in the twelve month period ending October 31, 1997 and $12.5 million in each of the twelve month periods ending October 31, 1998 and 1999. As described below, these commitments represent a 50% reduction in Gemini's minimum bookings commitments under the Teaming Agreement. For the twelve month period ended October 31, 1995, bookings attributable to Gemini under the Teaming Agreement (without regard to the application of bookings attributable to prior period deficiencies) totalled approximately $8.7 million. For the twelve month period ending October 31, 1996, such bookings (without regard to application of bookings to prior period deficiencies) totalled approximately $9.9 million.

      In the event that during any of the six month periods during the term of the Restated Teaming Agreement bookings obtained by Renaissance from Gemini customers or customers of joint service offerings by Renaissance and Gemini are less than the specified minimum bookings, Gemini may retain the services of Renaissance for a fee equal to the amount of the deficiency. If at the end of twelve months a bookings deficiency still remains, Gemini is required to make a compensating payment to Renaissance of 25% of the remaining deficiency in full satisfaction of the bookings deficiency. In no event will Gemini be obligated to make a payment with respect to any bookings deficiency in an amount in excess of 25% of such deficiency.

      The Company monitors Gemini's progress in meeting its bookings commitments through regular conference calls and meetings with Gemini marketing representatives. Under the Restated Teaming Agreement, "bookings" are generally defined as gross fees (excluding expense reimbursements) committed to Renaissance as a result of the relationship with Gemini during the applicable six month period for services to be provided within twelve months of the commitment, as evidenced by a written agreement between the Company and the customer, plus any such fees actually collected by the Company during such period which are not evidenced by a written agreement. Gemini generally is treated as having satisfied its bookings commitment regardless of whether revenues are recognized by Renaissance with respect to a particular engagement. For example, under the Restated Teaming Agreement, 50% of the fees attributable to a cancelled contract count towards Gemini's bookings commitment if such cancellation is not primarily attributable to the actions or omissions of Gemini. In accordance with industry practice, nearly all of the Company's contracts are terminable by either the customer or the Company on short or no notice and without penalty. In addition, Gemini does not guarantee the collectibility of any receivables resulting from customer engagements under the Restated Teaming Agreement.

      The amount of Gemini's bookings commitment is subject to adjustment as a result of, among other things, any failure by Renaissance to make available to Gemini such quantities of marketing and sales resources and such number of staff for joint service offerings as may from time to time be mutually agreed upon by the parties. In addition, Gemini's minimum bookings commitment terminates in the event that any of Messrs. Harry M. Lasker, David A. Lubin or David P. Norton, the founders of the Company, ceases for any reason to be employed by the Company on a full time basis. In such event, the parties have agreed to negotiate in good faith to establish new commitments for the remainder of the term of the Restated Teaming Agreement.

      The Restated Teaming Agreement superseded a prior agreement entered into between the Company and Gemini in October 1994, as amended through March 1996. In general, the Restated Teaming Agreement provides for a reduction by 50% in Gemini's minimum bookings commitments for the twelve month periods ended October 31, 1997, 1998 and 1999 and the elimination of various contractual covenants in favor of Gemini, including non-competition restrictions, rights of first refusal, rights of first offer and limitations on issuances and transfers of securities by the Company and the founders of the Company and certain of their affiliates, which were previously set forth in the Teaming Agreement. The Restated Teaming Agreement also provides for a reduction in the termination fee payable by Renaissance in the event of a valid termination of the agreement by either party and also provides for the payment of certain license fees by Gemini to Renaissance in five equal installments of $1.0 million during the period commencing on November 18, 1996 and ending on November 1, 1998.

Development of Service Offerings

     A significant element of Renaissance's strategy is the continuous improvement of existing service offerings and the development of new and related services. To implement this strategy, Renaissance seeks to identify new and enhanced methodologies developed in the course of customer engagements and to disseminate these developments as "best practices" through internal training programs. In addition, the Company undertakes internal development activities to create new practice offerings and related methodologies and enhance and extend its methodologies with technology. The Company has organized a team of professionals whose primary responsibility is the management of the Company's practice development efforts. This group has developed an internal knowledge management system that provides rapid access to new developments and support materials to all of the Company's employees.

Recent Developments

     On December 31, 1996 the Company acquired all of the outstanding capital stock of ISS in exchange for 1,310,000 shares of Common Stock of the Company (the "ISS Acquisition"). The ISS Acquisition was accounted for as a pooling of interests. See Note 2 of Notes to Consolidated Financial Statements.

    ISS provides business planning, process design, change management and system integration services to Fortune 500 companies. The Company believes that ISS' service offerings complement the capabilities of Renaissance's Performance Solutions Group and its Technology Services Group. The ISS Acquisition also provided the Company with additional experience in process design, new skills in the area of information technology processes and 25 additional project managers. In addition, the ISS Acquisition expanded the Company's skill base for system specification prototyping and development.

     On February 3, 1997 the Company acquired all of the ordinary shares (the "COBA-UK Common Stock") of COBA-UK for the sum of approximately $11,900,000 and the issuance of 163,160 shares of Common Stock of the Company. In connection with this transaction, the Company entered into an option agreement (the "Option Agreement") with COBA-UK and the holders of the deferred convertible non-voting stock of COBA-UK (the "Deferred Stock") pursuant to which the holders of the Deferred Stock granted the Company an option to acquire all of the Deferred Stock in 1998 and 1999. The Company will acquire the Deferred Stock in 1998 and 1999 at a purchase price to be determined based on the financial performance of COBA-UK in 1997 and 1998. The maximum possible purchase price for the Deferred Stock under the Option Agreement is $12,600,000, part of which may be paid by the issuance of shares of Common Stock of the Company. See Note 13 of Notes to Consolidated Financial Statements.

     COBA-UK provides strategy formulation, research and analysis, acquisition assessment and strategy implementation services. The Company believes that the COBA-UK acquisition expanded its Strategic Services practice and enlarged its customer base in the United Kingdom. A majority of COBA-UK revenues in 1996 were derived from clients in four of the Company's key sectors -- computing and communications, financial services/insurance, oil, gas and utilities and retail and diversified sectors. The Company intends to integrate these service offerings within its Strategic Services Group.

     On February 13, 1997 the Company acquired all of the outstanding capital stock of COBA-Boston for an aggregate purchase price of $9,250,000 and an earn-out of cash (or, in the Company's discretion, cash and stock) based on COBA-Boston's 1997 and 1998 performance. See Note 13 of Notes to Consolidated Financial Statements.

     Services offered by COBA-Boston include strategy formulation, market and competitor assessment, strategy implementation and enterprise transformation. A majority of the COBA-Boston customers in 1996 were in the computing and communications industry in the United States and Canada.

     Prior to their acquisition by Renaissance, both COBA-UK and COBA-Boston were parties to a joint marketing arrangement with a network of consulting firms in Europe and Asia (the "COBA Network"). No stockholder, director or officer of COBA-UK was also a stockholder, director or officer of COBA-Boston.
Renaissance anticipates that both COBA-UK and COBA-Boston will continue to participate in the COBA Network as subsidiaries of the Company.

Competition

     The management consulting and client/server systems integration markets (which include the markets for the Company's strategic, performance innovation and technology solutions services) are comprised of a large number of participants, are subject to rapid change and are highly competitive. Primary competitors include general management consulting firms and the consulting practices of the ''Big Six'' accounting firms; systems consulting and integration firms; and the professional service groups of computer equipment companies. In addition, customers may elect to increase their internal strategic planning and information systems resources to satisfy their needs for strategic and performance innovation solutions. The Company may also face competition from Gemini following the termination of the Restated Teaming Agreement in light of the methodology license set forth therein.

     Many participants in the management consulting and client/server systems integration markets have significantly greater financial, technical and marketing resources, greater name recognition and generate greater consulting and systems integration revenues than does Renaissance. In addition, the management consulting and client/server systems integration markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. The Company believes that the strong linkage between its management consulting services and client/server systems integration capabilities distinguishes it from its competitors.

     The Company believes that the principal competitive factors in the management consulting and client/server systems integration industries include the nature of the service offering, quality of service, responsiveness to customer needs, experience, technical expertise and price. The Company believes that it competes favorably with respect to these factors.

Human Resources

     As of December 31, 1996, the Company had a total staff of 220 full-time equivalent employees, comprised of 207 full-time salaried employees, two part-time salaried employees and 12 full- or part-time independent contractors. The Company's total staff of 209 employees as of December 31, 1996 was comprised of 161 professionals and 48 administrative employees.

Intellectual Property

     The Company's success is dependent in part upon its proprietary methodologies and tools and other proprietary intellectual rights. A significant portion of the Company's management consulting services are based on the Balanced Scorecard concept described in three Harvard Business Review articles and in The Balanced Scorecard, a recently published book, all of which were co-authored by one of the Company's founders. The Company believes that the Balanced Scorecard name is in the public domain. As a result, third parties may provide services using the Balanced Scorecard name which are competitive with the services offered by the Company.

     The Company relies upon a combination of trade secret, non-disclosure and other contractual arrangements, and copyright and trademark laws, to protect its proprietary rights. The Company holds no patents or registered copyrights or trademarks. The Company generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits access to and distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

     The Company's business includes the development of custom software applications in connection with specific customer engagements. Ownership of such software is generally assigned to the customer. In addition, the Company also develops object-oriented software components that can be reused in software application development and certain foundation and application software products, or software ''tools,'' most of which remain the property of the Company.

     Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

ITEM 2.   PROPERTIES

     The Company's headquarters and principal administrative, sales and marketing, and system development operations are located in approximately 40,000 square feet of leased space in Lincoln, Massachusetts. The Company occupies these premises under a lease expiring in August 1999. The Company also occupies office space in Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Stamford, Connecticut; Washington, D.C.; and London, England. The Company anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

ITEM 3.   LEGAL PROCEEDINGS

     The Company is not a party to any litigation that it believes could have a material adverse effect on the Company or its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     The Company held a Special Meeting of Stockholders (the "Special Meeting") on November 15, 1996. At the Special Meeting, stockholders holding 4,908,758 shares of Common Stock voted for the approval of an amendment to the Company's 1995

Equity Incentive Plan increasing the number of shares reserved for issuance under the Plan from 1,100,000 to 2,100,000. Stockholders holding 1,807,500 shares voted against such proposal. Stockholders holding 38,700 shares abstained from voting on such proposal. No "broker non-votes" were recorded at the Special Meeting.

Executive Officers of the Company

     The information set forth in Item 10 of Part III is incorporated herein by this reference.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has been trading on the Nasdaq National Market under the symbol "RENS" since the Company's initial public offering on April 4, 1995. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market:

                                  Fiscal 1995
                                  -----------
Quarter                         High        Low
-------                         ----        ---
Second (from April 4, 1995)    $15.750   $  9.500
Third                           26.750     13.000
Fourth                          24.750     13.000



                                  Fiscal 1996
                                  -----------
Quarter                         High        Low
-------                         -----       ---
First                          $30.000    $13.250
Second                          35.500     27.500
Third                           42.375     25.500
Fourth                          49.250     33.500

     There were 39 stockholders of record of the Company's Common Stock as of February 15, 1997.

     The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and plans for expansion.

      On December 31, 1996 the Company issued 1,310,000 shares of Common Stock to Mr. O. Bruce Gupton, now a Director and Executive Vice President of the Company, in connection with the ISS Acquisition. These securities were issued by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended, as the ISS Acquisition did not involve a public offering.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

  The following selected consolidated financial information with respect to the Company's consolidated statements of operations for the period from March 23, 1992 (date of inception) through December 31, 1992, for the years ended December 31, 1993, 1994, 1995 and 1996, and with respect to the Company's consolidated balance sheets as of December 31, 1992, 1993, 1994, 1995 and 1996 have been derived from the Company's audited Consolidated Financial Statements. The following selected consolidated financial information give retroactive effect to the acquisition of International Systems Services Corporation by the Company, which has been accounted for as a pooling-of-interests. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements and the Notes thereto included elsewhere in this Form 10-K.

                          Period from
                         March 23, 1992               Years Ended
                         (inception) to               December 31,
                                           ----------------------------------
                      December 31, 1992    1993      1994      1995      1996
                      -----------------    ----      ----      ----      ----
                               (in thousands except per share data)
Statement of Operations Data:

Revenues.....................   $9,706   $13,507   $22,988   $35,536   $52,450
                                ------   -------   -------   -------   -------

Costs and expenses:

   Professional personnel....    7,686    11,966    14,056    21,089    31,733

   Professional development
    and recruiting...........       57       408       894     1,895     2,045

   Marketing and sales........      87       258       482       810     1,624

   General and administrative.   1,467     2,598     4,274     6,442     9,217

   Acquisition costs.......         --        --        --        --     3,524
                                ------   -------   -------   -------   -------
    Total costs and expenses     9,297    15,230    19,706    30,236    48,143
                                ------   -------   -------   -------   -------


Income (loss) from operations      409    (1,723)    3,282     5,300     4,307

Interest expense.............       (6)      (43)     (126)      (40)     (139)

Interest income..............       26        26        21       469     1,693
                                ------   -------   -------   -------   -------

Interest (loss) before income
 taxes.......................      429    (1,740)    3,177     5,729     5,861

Provision for income
 taxes (1)...................       --        --        --     1,894     4,091
                                ------   -------   -------   -------   -------

Net income (loss)............   $  429   $(1,740)  $ 3,177   $ 3,835     1,770
                                ======   =======   =======   =======   =======

Net income per share.........                      $   .51    $  .53   $   .20
                                                   =======    ======   =======

Pro Forma Data:  (2)

Historical income
 before pro forma
 adjustments.................                                          $ 5,861
                                                                        -------
Pro forma adjustment to
 (officer's salary) (2)......                                            2,100
                                                                        -------
Historical/pro forma
 income (loss) before
 income taxes................   $  429   $(1,740)  $ 3,177   $ 5,729   $ 7,961

Historical income taxes......       --        --        --     1,894     4,091

Additional provision (credit)
 for income taxes (3)........       87       (87)      744       403      (266)
                                ------   -------   -------   -------   -------

Pro forma income taxes.......       87       (87)      744     2,297     3,825
                                ------   -------   -------   -------   -------

Pro forma net income (loss)..   $  342   $(1,653)    2,433   $ 3,432   $ 4,136
                                ------   -------   -------   -------   -------

Pro forma net income
 per share...................                         $.39      $.48      $.47
                                                   =======   =======   =======
Pro forma weighted average
 number of common and common
 stock equivalent shares
 outstanding (4).............                        6,303     7,223   $ 8,804
                                                   =======   =======   =======

                                                 December 31,
                               -----------------------------------------------
                                 1992      1993      1994      1995      1996
                               -------   -------   -------   -------   -------
                                                (in thousands)
Balance Sheet Data:

Cash and cash
 equivalents ................   $  162   $    94   $ 1,487   $ 6,159   $49,415

Working Capital..............    1,961     1,644     3,176    18,706    68,375


Total assets                     2,864     3,986     8,977    27,135    82,151

Short-term borrowings........      217       255       600     1,500       500

Current portion of long-
 term debt...................       --        --       667       180       782

Long-term debt (less current
 portion)....................       --     2,000     1,333       720        --

Stockholders' equity.........      214       160     3,338    21,056    71,641

------------------------------------

(1) From its inception in 1992 through its reorganization in April 1995, the Company was either an S corporation or a limited partnership and prior to December 31, 1996, International Systems Services Corporation (ISS) was an S corporation. Accordingly, the Company and ISS were not subject to federal and state income taxes.
(2) The pro forma adjustment to officer's salary have been computed based on the contractual reduction of ISS's officer compensation following the Company's acquisition of ISS.
(3) Income taxes represent the income taxes that would have been provided as if the Company and ISS were subject to federal and all applicable state corporate income taxes from inception, based on the statutory tax rates and the tax laws then in effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 9 of Notes to Consolidated Financial Statements.
(4) Based on the weighted number of common shares and common share equivalents outstanding. See Note 1 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company derives substantially all of its revenues from management consulting and client/server systems integration services. The Company markets its services directly and through the Restated Teaming Agreement with Gemini. Pursuant to the Restated Teaming Agreement, Renaissance and Gemini have agreed to market and perform certain service offerings on a collaborative basis. Approximately 44%, 34% and 31% of the Company's revenues in 1994, 1995 and 1996, respectively, resulted from its relationship with Gemini; approximately 36%, 15% and 21% of revenues were from services and other amounts billable to Gemini and approximately 8%, 19% and 10% of revenues were from services billable directly to third parties in 1994, 1995 and 1996, respectively.

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

     This Annual Report on Form 10-K contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors That May Affect Future Results."

Results of Operations

     The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's consolidated statements of operations.

                                                    Year Ended December 31,
                                                    ----------------------
                                                     1994    1995    1996
                                                    ------  ------  ------
Statement of Operations Data:

Revenues....................................        100.0%  100.0%  100.0%
                                                    -----   -----   -----
Costs and expenses:

   Professional personnel...................         61.1    59.3    60.5

   Professional development
     and recruiting.........................          3.9     5.3     3.9

   Marketing and sales......................          2.1     2.3     3.1

   General and administrative...............         18.6    18.1    17.6

   Acquisition costs........................           --      --     6.7
                                                    -----   -----   -----


       Total costs and expenses.............         85.7    85.1    91.8
                                                    -----   -----   -----
Income from operations......................         14.3    14.9     8.2

Interest income (expense), net..............         (0.4)    1.2     2.9
                                                    -----   -----   -----
Income before income taxes..................         13.8    16.1    11.2

Provision for income taxes..................           --     5.3     7.8
                                                    -----   -----   -----

Net income..................................         13.8%   10.8%    3.4%
                                                    =====   =====   =====

Pro Forma Data:

Historical income before
    pro forma adjustments...................                         11.2%

Pro forma adjustment to
    officer's salary........................                          4.0

Historical/pro forma income
    before income taxes.....................         13.8%   16.1%   15.2%
                                                     -----   -----   -----
Historical income taxes.....................           --     5.3     7.8

Additional provision (credit) for
    income taxes............................          3.2     1.1    (0.5)
                                                    -----   -----   -----
Pro forma income taxes......................          3.2     6.4     7.3
                                                    -----   -----   -----
Pro forma net income........................         10.6%    9.7%    7.9%
                                                    =====   =====   =====

 1996 Compared with 1995

     Revenues increased 47% to $52.5 million in 1996 from $35.6 million in 1995. This increase in revenues was primarily attributable to the significantly increased level of services performed for clients by each of the Strategic Services Group, the Performance Solutions Group and the Technology Services Group. Revenues attributable to the Company's relationship with Gemini represented 31% and 34% of total revenues in 1996 and 1995, respectively.
The Company expects that revenues from Gemini will decrease as a percentage of revenues in the future. Revenues from operating companies of AT&T represented, in the aggregate, approximately 26% and 23% of the Company's revenues in 1996 and 1995, respectively. The Company anticipates that revenues attributable to operating companies of AT&T will decrease in the future because several engagements for this group of clients have been completed.

     In each of the four six month periods ended on October 31, 1996, Gemini's actual bookings were lower than the minimum bookings provided for under the Teaming Agreement. Gross bookings attributable to Gemini under the Teaming Agreement (without regard to the application of bookings to prior period deficiencies) for the six month periods ended April 30, 1995, October 31, 1995, April 30, 1996 and October 31, 1996 were $6.8 million, $2.0 million, $5.3 million and $4.7 million, respectively. Because bookings for the six month period ended October 31, 1995 were substantially below the bookings commitment for such period, bookings for the subsequent six month periods ended April 30, 1996 and October 31, 1996 were, in accordance with the Teaming Agreement, used to satisfy prior period deficiencies.

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

     During the six month period commenced on May 1, 1996 and ended on October 31, 1996, Gemini's bookings commitment to the Company was $8.0 million. Approximately $4.1 million in revenues generated from the $5.2 million in bookings in this six month period were applied to satisfy the prior period deficiency. Gemini satisfied the bookings deficiency for this period with a one time payment by Gemini to Renaissance of approximately $1.5 million in accordance with the terms of the Restated Teaming Agreement.

     Professional personnel costs increased 50% in 1996 to $31.7 million, or 60% of revenues, from $21.1 million, or 59% of revenues, in 1995. The number of full-time equivalent professional employees increased to 208 at December 31, 1996 from 132 at December 31, 1995. The increase in personnel costs resulted from the standardization of all employee compensation adjustments to January of each year beginning in January 1996 and professional time investment in the Company's technology services.

     Professional development and recruiting costs increased 8% in 1996 to $2.0 million, or 4% of revenues, from $1.9 million, or 5% of revenues, in 1995. This increase in professional development and recruiting costs resulted primarily from expansion in the number of professional employees retained by the Company.

     Marketing and sales expenses increased 100% in 1996 to $1.6 million, or 3.1% of revenues, from $810,000, or 2.3% of revenues, in 1995. This increase in marketing and sales expenses reflected an increase in the level and scope of marketing communications activities in 1996. The Company is expanding its marketing and sales efforts and therefore expects related expenses to increase as a percentage of revenues in the future.

     General and administrative expenses increased 43% in 1996 to $9.2 million, or 18% of revenues, from $6.4 million, or 18% of revenues, in 1995. This increase in general and administrative expenses resulted primarily from additional costs necessary to support the growth in the Company's business and professional staff during 1996 and included increases in salary costs for administrative staff, increases in facilities and operating expenses and investments in upgrading the Company's telecommunications (video and audio), networks and systems.

     Interest expense increased 74% in 1996 to $139,000, or 0.3% of revenues, from $80,000, or 0.2% of revenues, in 1995. This increase was primarily attributable to payments made to Shawmut Bank under the Company's working capital line of credit and the cost of borrowings by ISS for working capital needs, offset in part by a reduction in interest payments to Gemini under a $2.0 million working capital loan from Gemini to the Company (the "Gemini Loan"), which was repaid following the Company's initial public offering in April 1995. Interest income increased 233% in 1996 to $1.7 million, or 3% of revenues, from $509,000, or 1% of revenues, for 1995. This increase was primarily the result of higher cash balances from cash generated by operations and the proceeds from the Company's follow-on public offerings in May and November 1996. Interest income consists of interest earned on the Company's cash, cash equivalents and marketable securities.

     In 1996 the Company recorded a one time charge of $3.5 million for the acquisition of ISS. This charge includes investment banking, legal and accounting fees, consolidation of duplicate facilities, elimination of certain redundant assets, and costs associated with consolidating such operations, including severance and other related items.

     The pro forma tax provision in 1996 was $3.8 million or 48% of pro forma pre-tax income as compared with a pro forma tax provision of $2.3 million or 40% in 1995. Non-deductible acquisition costs increased the effective tax rate in 1996 by 8.3%. The 1995 and 1996 figures were computed as if the Company had been taxable as a C corporation since its inception. Prior to its reorganization in April 1995 (the "Reorganization"), the Company was not subject to federal or state income taxes at the Company level. Prior to the acquisition of ISS on December 31, 1996, ISS was not subject to federal and state income taxes at the Company level.

       The pro forma data presented show the effect on 1996 of the contractual reduction in ISS' officer's compensation following the ISS Acquisition of $2.1 million, included in professional personnel costs in 1996.

 1995 Compared with 1994

       Revenues increased 54% to $35.5 million in 1995 from $23.0 million in 1994. This increase in revenues was primarily attributable to the significantly increased level of services performed for clients by both the Performance Solutions Group and the Technology Services Group. Revenues from three operating companies of AT&T represented, in the aggregate, approximately 23% of the Company's revenues in 1995. Revenues attributable to the Company's relationship with Gemini represented approximately 34% and 44% of the Company's total revenues in 1995 and 1994, respectively.

       Professional personnel costs (which includes salaries and benefits and costs associated with independent contractors) increased 50% in 1995 to $21.1 million, or 59% of revenues, from $14.1 million, or 61% of revenues, in 1994. Professional personnel costs in 1995 reflect the election by the Company's Co-Chairmen and Chief Executive Officer to permanently forego a total of $150,000 in compensation to which they were otherwise entitled in 1995. The number of full-time equivalent professional employees increased to 132 at December 31, 1995, from 92 at December 31, 1994. This increase in personnel resulted from the need to staff an increasing level of customer engagements.

        Professional development and recruiting costs increased 113% in 1995 to $1.9 million, or 5% of revenues, from $894,000, or 4% or revenues, in 1994. This increase in professional development and recruiting costs was primarily attributable to the addition of significant numbers of professional personnel by the Company in 1995.

       Marketing and sales expenses increased 68% in 1995 to $810,000, or 2% of revenues, from $482,000, or 2% of revenues, in 1994. This increase in marketing and sales expenses reflected increased public relations and other marketing communications activities in 1995. The Company is expanding its marketing and sales efforts and therefore expects related expenses to increase as a percentage of revenues in the future.

       General and administrative expenses increased 49% in 1995 to $6.4 million, or 18% of revenues, from $4.3 million, or 19% of revenues, in 1994. This increase in general and administrative expenses resulted primarily from additional costs necessary to support the growth in the Company's business and professional staff during 1995 and included increases in salary costs for administrative staff as well as increases in facilities and operating expenses.

       Interest expense declined 37% in 1995 to $80,000, or 0.2% of revenues, from $126,000, or 0.6% of revenues, for 1994. This decline was primarily attributable to the reduction in interest payments to Gemini under the Gemini Loan, which was repaid following the Company's initial public offering in April 1995. Interest income was $569,000, or 2% of revenues, for 1995, up from $21,000, or less than 1% of revenues, during 1994. The increase in interest income resulted from interest earned on the proceeds of the Company's initial public offering.

       The pro forma provision for income taxes in 1995 was $2.3 million compared with a pro forma tax provision of $744,000 in 1994. Both figures are computed as if the Company had been taxable as a C corporation since its inception and ISS had been taxable as a C corporation prior to its acquisition by the Company on December 31, 1996. Prior to its Reorganization in April 1995, the Company was not subject to federal or state income taxes at the Company level. The 1995 pro forma effective tax rate was 40%. The 1994 pro forma effective tax rate of 23% was less than the federal statutory tax rate of 34% due to the carryforward of operating losses from 1993.

       Under the Teaming Agreement as then in effect, during the six month period commenced on May 1, 1995 and ended October 31, 1995, Gemini was obligated to provide the Company with bookings (as defined in the Teaming Agreement) of $8.25 million. The actual bookings for such period totalled approximately $1.9 million. Gemini satisfied the approximately $6.3 million deficiency through a combination of revenues generated from client work referred to Renaissance by Gemini, work performed by Renaissance as a subcontractor for Gemini and work performed by Renaissance directly for Gemini. A portion of the deficiency satisfied directly by Gemini was payable in installments through September 1, 1996.

Liquidity and Capital Resources

       To date, the Company's financing requirements have been met through a combination of funds generated by operations, loans from Gemini, bank borrowings, loans from certain of the Company's stockholders, the sale of Common Stock in the Company's initial and follow-on public offerings and the sale to Gemini of warrants to purchase up to 633,600 shares of Common Stock (the "Gemini Warrants") and the subsequent exercise of the Gemini Warrants. At December 31, 1996, the Company had working capital of $68.4 million, an increase of $49.7 million as compared to working capital of $18.7 million at December 31, 1995. The increase was primarily attributable to the Company's follow-on offerings in May and November 1996, which provided net proceeds of approximately $34 million.

       Funds provided (used) by operations amounted to $2,169,000, $(1,964,000) and $10,120,000 for 1994, 1995, and 1996, respectively. Accounts receivable and unbilled services decreased significantly in 1996 over 1995 as a result of the increased focus on collections by the Company in 1996. Accounts receivable and unbilled services decreased 21% to $9.8 million on December 31, 1996 as compared to $12.4 million on December 31, 1995. During this same period revenues increased 48%, to $52.4 million from $35.5 million in 1995. Accounts receivable and unbilled services increased 118% to $12.4 million on December 31, 1995 as compared to $5.7 million on December 31, 1994. Advance payments are recorded when billings exceed revenues earned or expenses incurred. In 1995, advanced payments decreased to $424,000 from $983,000 in 1994. Advance payments in 1996 increased to $879,000 from $424,000 in 1995.

       Capital expenditures were $1.1 million $2.3 million and $1.8 million for 1994, 1995 and 1996, respectively.

       On July 21, 1994, the Company entered into a revolving line of credit agreement with Shawmut Bank (now Fleet Bank, N.A.) providing for borrowings of up to $1.0 million. The line of credit agreement was subsequently amended to increase the amount available for borrowings to $3.5 million. This line of credit expires on June 1, 1997. As of December 31, 1995, $1.5 million was outstanding under the line. No borrowings were outstanding under the line as of December 31, 1996. The line of credit includes customary financial and other covenants relating to the maintenance of certain financial tests, such as minimum tangible net worth and quarterly profitability, and restricting the Company's ability to incur additional indebtedness. On August 25, 1995, the Company entered into a revolving line of credit agreement with Barclays Bank in London providing for borrowings of up to British Pound Sterling 250,000. The line of credit was subsequently amended to increase the amount available for borrowings to British Pound Sterling 425,000. No borrowings were outstanding under the line as of December 31, 1996. See Note 6 of Notes to Consolidated Financial Statements.

       The Company made a partnership distribution totaling $2,672,000 in January 1995, which represented the cumulative net earnings of Renaissance Strategy Group Limited Partnership, the Company's predecessor (the "Partnership") from December 1, 1993 through December 31, 1994. The Company made a final partnership distribution totaling $754,475 in March 1995, which represented the estimated amount of the Partnership's net earnings during the period commencing on January 1, 1995 and ending immediately prior to the Company's reorganization on April 3, 1995 (the "Reorganization"). Both the January 1995 and the March 1995 partnership distributions were evidenced by promissory notes from the Company (the

"Stockholder Notes"), which Stockholder Notes were repaid from a portion of the net proceeds of the Company's initial public offering. The partnership distributions represent earnings of the Partnership upon which the recipients of the Stockholder Notes were required to pay income taxes.

       In the event that the Restated Teaming Agreement is validly terminated by either party prior to its expiration, Renaissance is required to pay a termination fee to Gemini in an amount declining from $1.6 million in the event of a termination prior to November 1, 1996 to $250,000 in the event of a termination prior to November 1, 1999.


     In connection with the acquisition of COBA-UK, the Company will acquire all of the deferred convertible non-voting stock of COBA-UK (the "Deferred Stock") in 1998 and 1999 at a price based on the financial performance of COBA-UK in 1997 and 1998. The maximum possible purchase price for the Deferred Stock is $12.6 million, part of which may be paid by the issuance of shares of Common Stock of the Company.

     In connection with the acquisition of COBA-Boston, the Company has agreed to pay an earn-out to the former stockholders of COBA-Boston in 1998 and 1999 based upon the financial performance of COBA-Boston in 1997 and 1998, respectively. The maximum possible amount of the payments to be made pursuant to the earn-out is $9.25 million per year, part of which may be paid by the issuance of shares of Common Stock of the Company.

       Management believes that funds generated by operations, existing cash balances (including proceeds from the Company's initial and follow-on public offerings) and borrowings under the bank lines will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company's liquidity will be materially dependent upon its internally generated funds and its ability to obtain funds from financings from external sources, in the form of either additional equity or indebtedness. The Company's ability to borrow will be a function of the level of its internally generated funds and the assets of its business that are available to serve as collateral, which will consist primarily of accounts receivable.

Certain Factors That May Affect Future Results

        The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

        Risks Associated with Acquisitions. The Company's strategy includes the acquisition of businesses, products and technologies that are complementary to those of the Company. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers. In furtherance of this strategy, in late 1996 and early 1997 the Company acquired three businesses, ISS, COBA-UK and COBA-Boston. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate these and any future acquired businesses, and the failure of the Company to integrate any acquired businesses could have a material adverse effect on the Company's business and results of operations. In order to finance any such future acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms which are not favorable to the Company and, in the case of equity financing, may result in dilution to the Company's stockholders.


        Management of Growth. The Company is currently experiencing a period of rapid growth which has placed and could continue to place a strain on the Company's financial, management and other resources. From January 1, 1993 through December 31, 1996, the size of the Company's professional staff increased from 17 to 208 full-time equivalent employees, and further increases are anticipated. Since January 1, 1993, the Company has expanded geographically by adding employees based in Atlanta, Georgia; Boston, Massachusetts; Chicago, Illinois; San Francisco, California; Stamford, Connecticut; Washington D.C.; and London, England. The Company intends to open additional domestic and international offices as needed. The Company's ability to manage its staff and facilities growth effectively will require it to continue to improve its operational, financial and other internal systems and to train, motivate and manage its employees. If the Company's management is unable to manage growth effectively and new employees are unable to achieve anticipated performance levels, the Company's business and results of operations could be adversely affected.

        Dependence on Gemini. Since 1993 the Company has been a party to the Teaming Agreement with Gemini pursuant to which the Company and Gemini have agreed to market and perform certain service offerings on a collaborative basis. Approximately 44%, 34% and 31% of the Company's revenues in 1994, 1995 and 1996, respectively, resulted from its relationship with Gemini; approximately 36%, 15% and 21%, respectively, of revenues were from services and other amounts billable to Gemini and approximately 8%, 19% and 10%, respectively, of revenues were from services billable directly to third parties. As a result, the Company's success is currently dependent in part on the success of Gemini's marketing efforts.

        In November 1996, the Company and Gemini entered into the Restated Teaming Agreement. Gemini has committed to provide the Company with certain minimum bookings during the term of the Restated Teaming Agreement, subject to the satisfaction of certain conditions. In the event that during any of the six month periods during the term of the Restated Teaming Agreement bookings obtained by Renaissance from Gemini customers or customers of joint service offerings by Renaissance and Gemini are less than specified minimum commitment levels, Gemini may retain the services of Renaissance for a fee equal to the amount of the deficiency. If at the end of twelve months a bookings deficiency still remains, Gemini is required to make a compensating payment to Renaissance of 25% of the remaining deficiency in full satisfaction of the bookings deficiency. Gemini's obligation to provide these bookings to the Company will terminate in the event that any of Harry M. Lasker, David A. Lubin or David P. Norton, the founders of the Company, ceases to be employed by the Company on a full time basis during the term of the Restated Teaming Agreement. In such event, the parties have agreed to negotiate in good faith to establish new commitments for the remainder of the term of the Restated Teaming Agreement. In addition, the amount of Gemini's bookings commitment is subject to adjustment as a result of, among other things, any failure by Renaissance to make available to Gemini such quantities of marketing and sales resources and such number of staff for joint service offerings as may from time to time be mutually agreed upon by the parties.

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

        In each of the four six month periods ended October 31, 1996, Gemini's actual bookings were lower than the minimum bookings provided for under the Teaming Agreement. During the six month period commenced on May 1, 1995 and ended October 31, 1995, Gemini's bookings commitment (as defined in the Teaming Agreement) to the Company was $8.25 million. The actual bookings for such period, net of bookings applied to the prior period deficiency, totalled approximately $1.9 million. Gemini satisfied the resulting $6.3 million deficiency in the subsequent six month period through a combination of revenues generated from client work referred to Renaissance by Gemini, work performed by Renaissance as a subcontractor for Gemini, work performed by Renaissance directly for Gemini and the acquisition by Gemini from the Company of certain Company program designs and related materials. During the six month period commenced on November 1, 1995 and ended April 30, 1996, Gemini's bookings commitment to the Company was $7.0 million. The actual bookings for the period, net of bookings applied to the prior period deficiency, totalled approximately $1.2 million. Gemini issued to Renaissance a purchase order for the deficiency of approximately $5.8 million. This purchase order was satisfied by Gemini in the subsequent six month period through a combination of revenues generated from client work referred to Renaissance by Gemini of approximately $4.0 million and a cash payment by Gemini to Renaissance of $750,000 in the third fiscal quarter of 1996 in satisfaction of the remaining $1.8 million purchase order obligation. The Company's net income for the third fiscal quarter of 1996 was favorably affected by this cash payment which was included in revenues and had no incremental cost associated with it. During the six month period commenced on May 1, 1996 and ended on October 31, 1996, Gemini's bookings commitment to the Company was $8.0 million. Approximately $4.1 million in revenues generated from the $5.2 million in bookings in this six month period were applied to satisfy the prior period deficiency. Pursuant to the terms of the Restated Teaming Agreement, Gemini satisfied the resulting bookings deficiency for the period ending October 31, 1996 with a one-time payment by Gemini to Renaissance of approximately $1.5 million.

        Concentration of Revenues. The Company has in the past derived, and may in the future derive, a significant portion of its revenues from a relatively limited number of major projects. In 1994, 1995 and 1996, revenues from services and other amounts billable to Gemini accounted for approximately 36%, 15% and 21%, respectively, of the Company's total revenues. Revenues from services billable to Gemini in 1994 include revenues from services provided to CIGNA Corporation ("CIGNA") by the Company as a subcontractor on behalf of Gemini pursuant to the Teaming Agreement. These revenues from services provided to CIGNA accounted for approximately 25% of the Company's total revenues in 1994. In addition, revenues from services billable to divisions of AT&T and to Mobil Corporation accounted for approximately 8% and 7%, respectively, of the Company's total revenues in 1994 and revenues from services billable to divisions of AT&T and to CIGNA accounted for approximately 23% and 8%, respectively, of the Company's total revenues in 1995. In 1996, revenues from services billable to operating companies of AT&T accounted for approximately 26% of the Company's total revenues. The Company anticipates that revenues from operating companies of AT&T will decrease in the future because several engagements for this group of clients have been completed. The Company's revenues and earnings can fluctuate from quarter to quarter based on the number of customer engagements and the requirements of these engagements. In accordance with industry practice, nearly all of the Company's contracts are terminable by either the customer or the Company on short or no notice and without penalty. An unanticipated termination of a major project could have a material adverse effect on the Company's business and results of operations.

        Variability of Quarterly Operating Results. Variations in the Company's revenues and operating results occur from quarter to quarter as a result of a number of factors. Quarterly revenues and operating results can depend on the size of customer engagements during a quarter, the number of working days in a quarter and employee utilization rates. The timing of revenues is difficult to forecast because the Company's sales cycle is relatively long in the case of new customers and may depend on factors such as the size and scope of assignments and general economic conditions. Because a high percentage of the Company's expenses are relatively fixed, a variation in the level of customer assignments can cause significant variations in operating results from quarter to quarter and could result in losses. The Company attempts to manage its personnel utilization rates by closely monitoring project timetables and staffing requirements for new projects. While the number of professional staff may be adjusted to some degree to reflect active projects, the Company must maintain a sufficient number of senior professionals to oversee existing customer projects and participate in securing new customer engagements. In addition, most of the Company's engagements are terminable without customer penalty. An unanticipated termination of a major project could result in an increase in underutilized employees and a decrease in revenues and profits or the incurrence of losses.

        Need to Develop New Offerings. The Company's future success will depend in significant part on its ability to successfully develop and introduce new service offerings and improved versions of existing service offerings. There can be no assurance that the Company will be successful in developing, introducing on a timely basis and marketing such service offerings or that any service offerings will be accepted in the market. Moreover, services offered by others may render the Company's services non-competitive or obsolete.

        Project Risks. Many of the Company's engagements involve projects which are critical to the operations of its customers' businesses and which provide benefits that may be difficult to quantify. The Company's failure or inability to meet a customer's expectations in the performance of its services could result in the incurrence by the Company of a financial loss and could damage the Company's reputation and adversely affect its ability to attract new business. In addition, an unanticipated difficulty in completing a project could have an adverse effect on the Company's business and results of operations. Fees for the Company's engagements typically are based on the project schedule, Renaissance staffing requirements, the level of customer involvement and the scope of the project as agreed upon with the customer at the project's inception. The Company generally seeks to obtain an adjustment in its fees in the event of any significant change in any of the assumptions upon which the original estimate was based. However, there can be no assurance that the Company will be successful in obtaining any such adjustment in the future.

        Attraction and Retention of Key Personnel; Dependence on Founders.   The
Company's business involves the delivery of professional services and is labor intensive. The Company's success will depend in large part upon its ability to attract, retain and motivate highly skilled employees. There is significant competition for employees with the skills required to perform the services offered by the Company. Although the Company expects to continue to attract and retain sufficient numbers of highly skilled employees for the foreseeable future, there can be no assurance that the Company will be able to do so. The loss of any of the Company's three founders or other key personnel could have a material adverse effect on the Company's business and results of operations, including its ability to attract employees and secure and complete engagements.

        Competition. The management consulting and client/server systems integration markets are subject to rapid change and are highly competitive. The Company competes with and faces potential competition for customer assignments and experienced personnel from a number of companies that have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than does the Company. In addition, the management consulting and client/server systems integration markets are highly fragmented and served by numerous firms, many of which serve only their respective local markets. The Company's customers primarily consist of major corporations, and there are an increasing number of professional services firms seeking management consulting and client/server systems integration engagements from that customer base. The Company believes that the principal competitive factors in the management consulting and client/server systems integration industries include the nature of the services offered, quality of service, responsiveness to customer needs, experience, technical expertise and price. There can be no assurance that the Company will continue to compete successfully with its existing competitors or will be able to compete successfully with any new competitors.

        International Operations. Sales outside North America accounted for approximately 10% of the Company's revenues in 1996. The Company intends to expand its presence in European markets and anticipates that international sales will account for an increasing portion of revenues in the future. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries could impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs or adopt other restrictions on foreign trade; fluctuations in exchange rates could affect product demand and adversely affect the profitability in U.S. dollars of services provided by the Company in foreign markets where payment for the Company's services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse effect on the Company's business and results of operations.

        Intellectual Property Rights. The Company's success is dependent in part upon its management consulting and client/server systems integration methodologies and other intellectual property, some of which is proprietary to the Company. A significant portion of the Company's management consulting services are based on the Balanced Scorecard concept described in three Harvard Business Review articles and in The Balanced Scorecard, a recently published book, all of which were co-authored by one of the Company's founders. The Company believes that the Balanced Scorecard name is in the public domain. As a result, third parties may provide services using the Balanced Scorecard name which are competitive with the services offered by the Company.

        The Company relies upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect its proprietary rights. The Company presently holds no patents or registered copyrights or trademarks. The Company generally enters into confidentiality agreements with its employees, consultants, customers and potential customers and limits distribution of its proprietary information. There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. Although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page
                                                        ----
Independent Auditors' Report..........................   38

Consolidated Balance Sheets as of
 December 31, 1995 and 1996...........................   39

Consolidated Statements of Operations
 for the Years Ended December 31, 1994,
 1995 and 1996........................................   40

Consolidated Statements of
 Stockholders' Equity for the Years
 Ended December 31, 1994, 1995 and
 1996.................................................   41

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1994,
 1995 and 1996........................................   42

Notes to Consolidated Financial
 Statements...........................................   43



                          INDEPENDENT AUDITORS' REPORT

Renaissance Solutions, Inc.:

    We have audited the accompanying consolidated balance sheets of Renaissance Solutions, Inc. and its subsidiaries (the "Company") as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Renaissance Solutions, Inc. and its subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

    As described in Note 1, the consolidated financial statements of the Company give retroactive effect to the acquisition of International Systems Services Corporation by the Company on December 31, 1996 as a pooling-of-interests.


Deloitte & Touche LLP

Boston, Massachusetts
February 28, 1997

                          RENAISSANCE SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
                                                                -------------------------------
                                                                    1995                1996
                                                                -----------         -----------
                                                           (amounts in thousands, except share data)
Assets
Current assets:
        Cash and cash equivalents.........................          $ 6,159             $49,415
        Marketable securities.............................            4,890              17,910
        Accounts receivable, net..........................            8,304               7,765
        Unbilled services, net............................            4,049               2,057
        Receivable from officers/shareholders............              278                 ---
        Deferred tax asset................................              ---                 560
        Prepaid expenses and other current assets.........              298                 826
                                                                    -------             -------
                Total current assets......................           23,978              78,533
                                                                    -------             -------
Property and equipment, net...............................            3,085               3,977
Other assets..............................................               72                  72
                                                                    -------             -------
                Total assets..............................          $27,135             $82,582
                                                                    =======             =======
Liabilities and Stockholders' Equity
Current liabilities:
        Short-term borrowings.............................          $ 1,500             $   500
        Current portion of note payable...................              180                 782
        Note payable to officers/shareholders.............              ---                 500
        Accounts payable..................................            1,708               2,642
        Accrued payroll and related costs.................            1,190               1,775
        Advanced payments.................................              424                 879
        Income taxes payable..............................              270                 120
        Accrued acquisition costs.........................              ---               3,131
                                                                    -------             -------
                Total current liabilities.................            5,272              10,329
Long-term portion notes payable...........................              720                 --
Deferred tax liability....................................               --                 431
Other liabilities.........................................               87                 181
                                                                    -------             -------
                Total liabilities.........................            6,079              10,510
                                                                    -------             -------
Commitments and contingencies--Notes 6, 7 and 10
Stockholders' equity:
        Preferred stock, $.01 par value,
         authorized 2,000,000 shares, none issued.........               --                  --
        Common stock, $.0001 par value,
         authorized 20,000,000 shares, issued and
         outstanding 7,279,396 and 9,243,594
         shares in 1995 and 1996, respectively............                1                   1
        Additional paid in capital........................           14,741              64,897
        Warrants to acquire common stock..................            1,600                 ---
        Cumulative translation adjustments................              (48)                264
        Unrealized gain/(loss) on marketable securities...               35                 (18)
        Retained earnings.................................            4,727               6,497
                                                                    -------             -------
                Stockholders' equity......................           21,056              71,641
                                                                    -------             -------
                Total.....................................          $27,135             $82,582
                                                                    =======             =======

                See notes to consolidated financial statements.

                          RENAISSANCE SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years Ended
                                                                     ------------
                                                                     December 31,
                                                                     ------------
                                                     1994                1995               1996
                                                   --------            --------          ----------
                                                     (amounts in thousands, except per share data)
Revenues................................           $22,988             $35,536           $52,450
                                                   -------             -------           -------

Costs and expenses:
  Professional personnel................            14,056              21,089            31,733
  Professional development and
  recruiting............................               894               1,895             2,045
  Marketing and sales...................               482                 810             1,624
  General and administrative............             4,274               6,442             9,217
  Acquisition costs.....................               ---                 ---             3,524
                                                   -------             -------           -------

            Total costs and expenses...             19,706              30,236            48,143
                                                   -------             -------           -------

Income from operations..................             3,282               5,300             4,307
Interest expense........................              (126)                (80)             (139)
Interest income.........................                21                 509             1,693
                                                   -------             -------           -------

Income before income taxes..............             3,177               5,729             5,861
Provision for income taxes..............               ---               1,894             4,091
                                                   -------             -------           -------

Net income..............................           $ 3,177             $ 3,835           $ 1,770
                                                   =======             =======           =======
Net income per share....................           $   .51             $   .53           $   .20
                                                   =======             =======           =======

Pro forma data:
Historical income before pro forma
 adjustments...........................                                                  $ 5,861

Pro forma adjustment to officer's
 salary................................                                                    2,100
                                                                                         -------
Historical/pro forma income before income
 taxes..................................           $ 3,177             $ 5,729           $ 7,961
Historical provision for income taxes...               ---               1,894             4,091
Additional pro forma provision (credit)
 for income taxes.......................               744                 403              (266)
                                                   -------             -------           -------

Pro forma income taxes..................               744               2,297             3,825
                                                   -------             -------           -------

Pro forma net income....................           $ 2,433             $ 3,432           $ 4,136
                                                   =======             =======           =======

Pro forma net income per share..........           $   .39             $   .48           $   .47
                                                   =======             =======           =======

Pro forma weighted average number of
 common and common equivalent shares
 outstanding............................             6,303               7,223             8,804
                                                   =======             =======           =======

                See notes to consolidated financial statements.

                          RENAISSANCE SOLUTIONS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                          Warrants                    Unrealized
                                                                             To                          Gain
                                                           Additional      Acquire      Cumulative     (Loss) on     Retained
                                    Number      Common       Paid in        Common       Translation   Marketable     Earnings
                                  of Shares     Stock       Capital         Stock       Adjustments   Securities    (Deficit)
                                  ---------     -----       -------         -----       -----------   ----------    ---------
                                                                      (amounts in thousands)
Balance at January 1, 1994, as
 previously reported              4,412,358  $        --    $      --     $        --     $      --   $        --   $  (1,457)
   Adjustment for pooling-of-
   interests with ISS
   (Note 2).....................  1,310,000            1          403              __            __            __       1,283
                                  ---------  -----------    ---------     -----------     ---------   -----------   ---------
Balance at January 1, 1994......  5,722,358            1          403              --            --            --        (174)
   Issuance of common stock.....    155,038           --            1              --            --            --          --
   Net income...................         --           --           --              --            --            --       3,177
                                  ---------  -----------    ---------     -----------     ---------   -----------   ---------
Balance at December 31, 1994.     5,877,396            1          404              --            --            --       3,003
   Issuance of common stock,
     net of related issuance
     costs of $1,291............  1,400,000           --       15,636              --            --            --          --
   Distribution to shareholders.                                                                                       (3,426)
   Corporate reorganization.....         --           --       (1,315)             --            --            --       1,315
   Sale of warrants to acquire
     common stock...............         --           --           --           1,600            --            --          --
   Exercise of stock options....      2,000           --           16              --            --            --          --
   Translation adjustment.......         --           --           --              --           (48)           --          --
   Unrealized gain on
     marketable securities......         --           --           --              --            --            35          --
   Net income...................         --           --           --              --            --            --       3,835
                                  ---------  -----------    ---------     -----------     ---------   -----------   ---------
Balance at December 31, 1995....  7,279,396  $         1    $  14,741     $     1,600     $    (48)   $        35   $   4,727
                                  ---------  -----------    ---------     -----------     ---------   -----------   ---------
   Issuance of common stock,
     net of related issuance
     costs of $578..............  1,117,275           --       34,758              --           --             --          --
   Exercise of Gemini Warrants..    633,600           --       11,917          (1,600)          --             --          --
   Exercise of stock options....    171,201           --        1,696              --           --             --          --
   Issuance of stock through
     Employee Stock Purchase
     Plan.......................     42,122           --          607              --           --             --          --
   Tax benefit from exercise of
     stock options..............         --           --        1,178              --           --             --          --
   Translation adjustment.......         --           --           --              --          312             --          --
   Unrealized (loss) on
     marketable securities......         --           --           --              --           --            (53)         --
   Net income...................         --           --           --              --           --             --       1,770
                                  ---------  -----------    ---------     -----------     ---------   -----------   ---------
Balance at December 31, 1996....  9,243,594  $         1    $  64,897     $        --     $     264   $       (18)  $   6,497
                                  =========  ===========    =========     ===========     =========   ===========   =========


                                          Stockholders'
                                             Equity
                                          (Deficiency)
                                          ------------
                                      (amounts in thousands)
Balance at January 1, 1994, as
 previously reported                      $    (1,457)
   Adjustment for pooling-of-
   interests with ISS
   (Note 2).....................                1,687
                                          -----------
Balance at January 1, 1994......                  230
   Issuance of common stock.....                    1
   Net income...................                3,177
                                          -----------
Balance at December 31, 1994.                   3,408
   Issuance of common stock,
     net of related issuance
     costs of $1,291............               15,636
   Distribution to shareholders.               (3,426)
   Corporate reorganization.....                   --
   Sale of warrants to acquire
     common stock...............                1,600
   Exercise of stock options....                   16
   Translation adjustment.......                  (48)
   Unrealized gain on
     marketable securities......                   35
   Net income...................                3,835
                                          -----------
Balance at December 31, 1995....          $    21,056
                                          -----------
   Issuance of common stock,
     net of related issuance
     costs of $578..............               34,758
   Exercise of warrants.........               10,317
   Exercise of stock options....                1,696
   Issuance of stock through
     Employee Stock Purchase
     Plan.......................                  607
   Tax benefit from exercise of
     stock options..............                1,178
   Translation adjustment.......                  312
   Unrealized (loss) on
     marketable securities......                  (53)
   Net income...................                1,770
                                          -----------
Balance at December 31, 1996....          $    71,641
                                          ===========


See notes to consolidated financial statements.

                          RENAISSANCE SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended
                                                                               December 31,
                                                                               ------------
                                                                          1994      1995      1996
                                                                          ----      ----      ----
                                                                         (amounts in thousands)
Cash flows from operating activities:
     Net income..................................................       $ 3,177   $ 3,835   $  1,770
     Adjustments to reconcile net income to
      net cash provided by (used for) operating activities:
        Depreciation.............................................           355       495        739
        Deferred income taxes....................................           ---       ---        129
        Change in:
           Accounts receivable, net..............................        (1,914)   (7,609)       539
           Unbilled services, net................................          (785)      996      1,992
           Receivable from officers/shareholders.................           ---      (278)       278
           Prepaid expenses and other current assets.............          (132)      (43)      (528)
           Payable to officers/shareholders......................           ---       ---        500
           Accounts payable......................................           (66)      865        934
           Accrued payroll and related costs.....................           552       (23)       585
           Income taxes payable..................................           ---       270       (150)
           Advanced payments.....................................           983      (559)       455
           Acquisition costs.....................................           ---       ---      3,131
           Other liabilities.....................................           ---        87         94
                                                                        -------   -------   --------
        Net cash provided by (used for) operating activities.....         2,169    (1,964)    10,210
Cash flows from investing activities:
     Purchases of marketable securities..........................           ---    (4,855)   (46,267)
     Sales and maturities of marketable securities...............           ---       ---     33,194
     Expenditures for property and equipment.....................        (1,122)   (2,015)    (1,631)
     Increase in other assets....................................           ___       (72)       ---
                                                                        -------   -------   --------
        Net cash used for investing activities...................        (1,122)   (6,942)   (14,704)
Cash flows from financing activities:
     Issuance of common stock, net...............................             1    15,652     47,378
     Tax benefit from exercise of stock options..................           ---       ---      1,178
     Sale of warrants to acquire common stock....................           ---     1,600        ---
     Payment of shareholder distributions........................           ---    (3,426)       ---
     Short-term borrowings.......................................           845     1,800        500
     Repayment of borrowings.....................................          (500)   (2,000)    (1,618)
                                                                        -------   -------   --------
        Net cash provided by financing
          activities.............................................           346    13,626     47,438
Effect of exchange rate changes on cash and cash
     equivalents.................................................           ---       (48)       312
                                                                        -------   -------   --------
Increase in cash and cash equivalents............................         1,393     4,672     43,256
Cash and cash equivalents, beginning of year.....................            94     1,487      6,159
                                                                        -------   -------   --------
Cash and cash equivalents, end of year...........................       $ 1,487   $ 6,159   $ 49,415
                                                                        =======   =======   ========

Supplemental disclosure of cash flow information:
     Interest paid...............................................       $   100   $    75   $    146
     Income taxes paid...........................................       $     2   $ 1,620   $  2,650

                See notes to consolidated financial statements.

                          RENAISSANCE SOLUTIONS, INC.


                   Notes to Consolidated Financial Statements
                   (Amounts in thousands, except share data)



1. Nature of Business and Summary of Significant Accounting Policies


   Nature of Business

     The Company provides management consulting and client/server systems integration services, primarily for large corporations. The Company's offerings fall into three categories, Strategic Services, Performance Solutions Services and Technology Services, all of which can incorporate consulting services and technology implementation.

   Reorganization

     Renaissance Solutions, Inc. ("Renaissance" or the "Company") was organized as a Delaware corporation in March 1992. In December 1993, the Company contributed all of its assets, subject to all of its liabilities, to Renaissance Strategy Group Limited Partnership, a Delaware limited partnership (the "Partnership"), in exchange for the sole general partnership interest in the Partnership. The business of the Company was conducted by the Partnership from December 1, 1993 to April 3, 1995. Pursuant to a reorganization agreement (the "Reorganization Agreement") entered into among the Company, the Partnership, the limited partners of the Partnership, the holders of certain units of economic interest ("Units") in the Partnership and the holders of certain options to purchase Units, effective April 3, 1995 (i) the Company issued 4,567,396 shares of its Common Stock in exchange for all of the outstanding limited partnership interests and Units in the Partnership, and (ii) options to purchase 1,730,000 Units outstanding as of such date were exchanged for options to purchase 432,605 shares of Common Stock. Immediately thereafter, the Partnership was dissolved and all of its assets and liabilities were distributed to and assumed by the Company. The reorganization of the Company described above is referred to herein as the "Reorganization." The Reorganization has been accounted for in a manner similar to a pooling of interests and, except as otherwise indicated or where the context otherwise requires, the information set forth in these financial statements has been adjusted to give retroactive effect to the Reorganization. References herein to the "Company" and "Renaissance" refer to Renaissance Solutions, Inc. and International Systems Services Corporation and, with respect to operations between December 1, 1993 and April 3, 1995 (the date of the Reorganization), the Partnership, and its wholly-owned subsidiaries, Renaissance Solutions Limited and Renaissance Securities Corp.

   Principles of Consolidation and Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of the Company have been restated to give retroactive effect to the acquisition of International Systems Services Corporation (ISS) on December 31, 1996 (Note 2) as a pooling-of-interests.

   Fiscal Years

     The Company's fiscal year ends on December 31.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


 Use of Estimates in the Preparation of Financial Statements

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition

    The Company derives most of its revenues from professional service activities. Revenues on service contracts are recorded under the percentage of completion method based upon the number of labor hours incurred compared to the total estimated hours at estimated realizable rates. Provisions are made for estimated unbillable and uncollectible amounts. Revenues are reported net of reimbursable expenses which are billed and collected from clients. Reimbursable expenses were approximately $1,947, $3,031 and $4,140 for the years ended December 31, 1994, 1995 and 1996, respectively. When billings exceed revenues earned and/or expenses incurred, the excess is recorded as advance payments.

    In September and December 1996, Gemini satisfied a bookings deficiency under the Teaming Agreement (Note 7) by making cash payments of $750 and $1,500, respectively, which have been included in revenues for the year ended December 31, 1996.

 Property and Equipment

    Property and equipment are stated at cost. Major additions and improvements are capitalized, while repairs and maintenance are charged to expense.

    Depreciation is computed using straight-line methods over the estimated useful lives of the assets as follows:


                       Description               Estimated Useful Life
          -------------------------------------  ---------------------
          Computer hardware and software..              5 Years
          Furniture and fixtures..........              7 Years
          Leasehold improvements..........             10 Years

 Income Taxes

    From its inception in 1992 to immediately prior to April 3, 1995 (the date of its Reorganization), the Company was either an S corporation or a limited partnership for federal income tax reporting purposes, and the taxable income of the Company for that period was reportable by and taxable directly to the Company's stockholders or partners rather than to the Company. Accordingly, no federal or state income tax provision was required for the Company for the year ended December 31, 1994 and through the date of the Reorganization.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)



  Effective with the closing of the Company's initial public offering, the Company has been subject to federal and state income taxes as a C corporation.

  Prior to its acquisition by the Company, ISS was an S corporation for income tax purposes. Accordingly, no federal or state income tax provision was required for ISS for the years ended December 31, 1994 and 1995, and through December 30, 1996. The provision for income taxes in 1996 includes a one-time charge resulting from converting ISS from an S corporation to a C corporation, primarily resulting from a change from the cash basis to the accrual basis of accounting.

  Deferred taxes are determined based on the estimated future tax effects of differences between financial statement and tax bases of assets and liabilities given the provisions of the enacted tax laws.


 Foreign Currency Translation

  The functional currency for the Company's U.K. subsidiaries, Renaissance Solutions Limited and International Systems Services (U.K.), is the British pound. Assets and liabilities are translated at year-end rates of exchange, and income and expenses are translated at average rates of exchange for the year. The resulting translation adjustments are excluded from net earnings and accumulated as a separate component of stockholders' equity. Gains and losses from foreign currency transactions have not been material and are reflected in net income.


 Per Share Amounts

  Per share amounts are based on the pro forma weighted average number of common and dilutive common equivalent shares (common stock options) outstanding. The pro forma weighted average number of common shares assumes that 10,002 shares of common stock issued in March 1994 and all stock options granted in January 1995 and March 1995 were outstanding for all periods presented. Common equivalent shares are not included in the per share calculations where the effect of their inclusion would be anti-dilutive, except in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83. The Bulletin requires that all common shares issued and options to purchase shares of common stock granted by the Company during the twelve-month period prior to filing of a proposed initial public offering be included in the calculation as if they were outstanding for all periods. The pro forma weighted average number of common shares for 1994 and through April 11, 1995 also assumes that approximately 300,000 shares of the 1,400,000 shares issued in the Company's initial public offering, the proceeds of which were used to repay stockholder notes totaling approximately $3,426 (see Note 8), were outstanding. Pro forma weighted average number of common shares also assumes the 1,310,000 shares in connection with the ISS Acquisition (see Note 2) were outstanding for all periods presented.

 Pro Forma Data

  The pro forma data is presented to show the effects on 1996 of the contractual reduction of ISS's officer's compensation following the acquisition of ISS and the income taxes that would have been provided for in 1994, 1995 and 1996 on pro forma income before taxes if ISS and the Company had been C corporations for all periods presented. The pro forma data is presented for informational purposes only and is not necessarily indicative of future net income or net income per share.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


 Cash Flow Information

  The Company considers all bank deposits and short-term investments having original maturities of ninety days or less to be cash and cash equivalents.

 Impairment of Long-Lived Assets

  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") in 1996. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. There was no effect of adopting of SFAS 121 on the consolidated financial statements.

 Stock-Based Compensation

  The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee stock arrangements.

 Fair Value of Financial Instruments

  Financial instruments held or used by the Company consist of cash, marketable securities, accounts receivable and accounts payable. Marketable securities are carried at fair value at each balance sheet date. Management believes that carrying value approximates fair value for all other financial instruments.

2. International Systems Services Corporation (ISS) Acquisition

  On December 31, 1996, the Company acquired all of the outstanding capital stock of ISS in exchange for 1,310,000 shares of the Company's common stock. The acquisition has been accounted for as a pooling-of-interests and, as described in Note 1, the Company's consolidated financial statements have been restated to include the accounts of ISS for all periods presented.

     Revenues, income before taxes, and net income of the separate companies are as follows:


                               Years Ended December 31
                               1994      1995      1996
                           ----------  --------  --------
           Revenues
              Renaissance     $12,881   $22,601   $34,784
              ISS              10,107    12,935    17,666
                           ----------  --------  --------
                              $22,988   $35,536   $52,450
                           ==========  ========  ========
           Income
            before taxes
              Renaissance     $ 2,800   $ 5,567   $ 5,716
              ISS                 377       162       145
                           ----------  --------  --------
                              $ 3,177   $ 5,729   $ 5,861
                           ==========  ========  ========
           Net income
              Renaissance     $ 2,800   $ 3,676   $ 2,474
              ISS                 377       159      (704)
                           ----------  --------  --------
                              $ 3,177   $ 3,835   $ 1,770
                           ==========  ========  ========


                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


  In connection with the acquisition, Renaissance recorded one-time charges for the acquisition of $3,524. This charge includes investment banking, legal and accounting fees, consolidation of duplicate facilities, elimination of certain redundant assets, and costs associated with consolidating such operations, including severance and other related items.

3. Accounts Receivable and Unbilled Services

     Accounts receivable and unbilled services consisted of the following:

                                                          December 31,
                                                     -------------------
                                                        1995      1996
                                                      -------    ------
           Billed..................................   $ 8,640    $8,225
           Unbilled services.......................     4,149     2,404
           Allowance for uncollectible accounts....      (436)     (807)
                                                      -------    ------
           Accounts receivable and unbilled
            services, net..........................   $12,353    $9,822
                                                      =======    ======

  Provisions for uncollectible accounts charged to expense were $256, $242 and $795 in 1994, 1995 and 1996, respectively. Write-offs of uncollectible accounts amounted to $99, $79, and $424 for the years ended December 31, 1994, 1995 and 1996, respectively.

4. Marketable Securities

  Marketable securities are classified as available for sale and consist of U.S. Treasury Notes, Federal Agency Bonds and Corporate Bonds having maturity dates of more than three months and are stated at fair value. Aggregate net unrealized holding gains/(losses) of $35 and $(18) at December 31, 1995 and 1996, respectively, have been included as a separate component of stockholders' equity in the accompanying consolidated balance sheets. Certain information with respect to the Company's marketable securities as of December 31, 1995 and 1996 is presented below.


                                             December 31, 1995
                                  ---------------------------------------
                                            Gross          Gross
                                            -----          -----
                             Amortized   Unrealized      Unrealized      Fair
                             ---------   ----------      ----------      ----
     Security Type             Cost     Holding Gains  Holding Losses   Value
     -------------             ----     -------------  --------------   -----
     U.S. Treasury Notes...    $ 3,604         $   31          $   --   $ 3,635
     Federal Agency Bonds..      1,251              5               1     1,255
                               -------         ------          ------   -------
                               $ 4,855         $   36          $    1   $ 4,890
                               =======         ======          ======   =======

                                             December 31, 1996
                                  ---------------------------------------
                                            Gross          Gross
                                            -----          -----
                             Amortized   Unrealized      Unrealized      Fair
                             ---------   ----------      ----------      ----
     Security Type             Cost     Holding Gains  Holding Losses   Value
     -------------             ----     -------------  --------------   -----
     U.S. Treasury Notes...    $ 9,978             13             ---   $ 9,986
     Federal Agency Bonds..      6,308            ---              32     6,276
     Corporate Bonds.......      1,647              1             ---     1,648
                               -------         ------          ------   -------
                               $17,928         $   14          $   32   $17,910
                               =======         ======          ======   =======

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


    The fair value of marketable securities, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


                                                          December 31,
                                                       1995          1996
                                                       ----          ----
           Due in one year or less............        $1,105       $ 7,131
           Due after one through three years..         3,785        10,779
                                                      ------       -------
             Total............................        $4,890       $17,910
                                                      ======       =======


    There were no sales or maturities of securities during the year ended December 31, 1995. Sales or maturities of marketable securities totalled $33,194 during the year ended December 31, 1996.



5. Property and Equipment

    Property and equipment consisted of the following:


                                                        December 31,
                                                     1995           1996
                                                   --------        -------
            Computer hardware and software..       $  2,306        $ 3,093
            Furniture and fixtures..........          1,253          1,658
            Equipment.......................            661            836
            Leasehold improvements..........            261            525
                                                   --------        -------
                                                      4,481          6,122
            Less accumulated depreciation...         (1,396)        (2,135)
                                                   --------        -------
            Property and equipment, net.....       $  3,085        $ 3,977
                                                   ========        =======


6. Financing Arrangements

    Line-of-Credit

    At December 31, 1996, the Company had a $3,500 unsecured revolving line of credit agreement with a bank, expiring on June 1, 1997. Interest is payable at the bank's corporate rate (8.50% at December 31, 1996). The loan agreement includes various customary financial and other covenants including maintenance of minimum levels of tangible net worth and quarterly profitability. Borrowings outstanding under the line were $1,500 at December 31, 1995. No borrowings were outstanding as of December 31, 1996.

    The Company had a British Pound Sterling 425 ($655) revolving line of credit with a U.K. bank at December 31, 1996. There were no borrowings outstanding under this line at December 31, 1995 or 1996.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)



    At December 31, 1996, ISS had a $500 working capital line of credit, collateralized by ISS accounts receivables, expiring on April 27, 1997. Interest is payable at prime (8.25% at December 31, 1996). The line of credit agreement includes customary financial and other covenants including the maintenance of minimum tangible net worth and quarterly profitability. Borrowings outstanding under the line of $500 as of December 31, 1996 have subsequently been repaid.


Note Payable

    At December 31, 1996, ISS had a note payable to a bank. The note bears interest at prime (8.25% at December 31, 1996) and is due in equal installments through December 28, 2000. The note payable, which was paid in full subsequent to the balance sheet date, was classified as current as of December 31, 1996.

Long-term debt consists of the following:

                                                    December 31,
                                                    -----------
                                                    1995   1996
                                                    ----   ----
         Note payable                              $ 900  $ 782
         Less current portion                       (180)  (782)
                                                   -----  -----
         Long-term debt                            $ 720  $ --
                                                   =====  =====

Note Payable to Officers/Shareholders

    ISS had a $500 promissory note, payable on demand to its President. The outstanding balance at December 31, 1996 was $500, with interest at 5.8%. This loan was repaid in full in January 1997.


7. Gemini Relationship

    On October 17, 1994, the Company entered into a Teaming Agreement (the "Teaming Agreement") with Gemini Consulting, Inc. ("Gemini") pursuant to which the Company and Gemini agreed to market and perform certain service offerings on a collaborative basis. Approximately 44%, 34% and 31% of the Company's revenues in 1994, 1995 and 1996 resulted from its relationship with Gemini; approximately 36%, 15% and 21% of revenues were from services and other amounts billable to Gemini and approximately 8%, 19% and 10% of revenues were from services billable directly to third parties. Gemini had committed to provide the Company with certain minimum bookings during the term of the Teaming Agreement, commencing November 1, 1994, subject to the satisfaction of certain conditions.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


      Since the inception of the Teaming Agreement, Gemini has not met certain of the minimum bookings commitments. In accordance with the Teaming Agreement, Gemini has satisfied these bookings deficiencies through a combination of revenues generated from client work referred to the Company, work performed by the Company as a subcontractor for Gemini, work performed by the Company directly for Gemini, the acquisition by Gemini from the Company for $2,200 of certain Company program designs and related materials and cash payments of $2,250. The $2,200 and $2,250 are included in revenues for the year ended December 31, 1996.

      On November 18, 1996, the Company and Gemini entered into a Restated Teaming Agreement (the "Restated Teaming Agreement"). As part of the Restated Teaming Agreement, Gemini has committed to provide the Company with certain reduced levels of bookings during the 12 month periods ending October 31, 1997, 1998 and 1999. In the event that during any of the six month periods during the term of the Restated Teaming Agreement bookings obtained by the Company from Gemini customers or customers of joint service offerings by the Company and Gemini are less than the specified minimum bookings, Gemini may retain the services of the Company for a fee equal to the amount of the deficiency. If at the end of twelve months a bookings deficiency still remains, Gemini is required to make a compensating payment to the Company of 25% of the remaining deficiency in full satisfaction of the bookings deficiency. In no event will Gemini be obligated to make a payment with respect to any bookings deficiency in an amount in excess of 25% of such deficiency.

      In the event that the Restated Teaming Agreement is validly terminated by either party prior to its expiration, Renaissance is required to pay a termination fee to Gemini in an amount declining from a maximum of $1.6 million in the event of a termination prior to November 1, 1996 to a minimum of $250,000 in the event of a termination prior to November 1, 1999.

      Under the Teaming Agreement, as amended by the Restated Teaming
Agreement, the Company has agreed to train Gemini in use of the Company's Balanced Scorecard, desktop application and certain other methodologies prior to November 1, 1998, to perpetually license these methodologies, to the extent developed prior to November 1, 1998, to Gemini on a non-exclusive basis and agreed to perform certain services for Gemini in 1996. In exchange, Gemini has agreed to pay the Company an annual fee of $2.0 million in each of the years during the three year period ending October 31, 1997. Revenue for these services will be recognized by the Company as the services are performed pursuant to the terms of the Restated Teaming Agreement. The license of methodologies by Renaissance to Gemini expressly excludes any software created by Renaissance. The Company is obligated to pay Gemini an annual fee of $400,000 in each of the years during the three year period ending October 31, 1997 for certain training services provided by Gemini to Renaissance personnel. The Restated Teaming Agreement also provides for the payment of certain license fees by Gemini to Renaissance in five equal installments of $1.0 million during the period commencing on November 18, 1996 and ending on November 1, 1998.

      Simultaneously with the closing of the Company's initial public offering on April 11, 1995, Messrs. Harry Lasker and David Lubin and Ms. Melissa Norton, the wife of David Norton (the "Principal Stockholders"), sold to Gemini options for the purchase of 150,000 shares of Common Stock (the "Gemini Options") for an aggregate purchase price of $675. Each Principal Stockholder sold to Gemini an option for up to 50,000 shares of Common Stock at an exercise price equal to $13.00 per share. In November 1996, the Company registered the shares underlying the Gemini Options and the options were exercised.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


8. Stockholders' Equity

   Initial Public Offering

     On April 11, 1995, the Company completed its initial public offering of Common Stock, whereby the Company issued 1,400,000 shares of Common Stock and an additional 885,000 shares were sold by existing stockholders of the Company. The net proceeds from the sale of the shares by the Company were approximately $15,636 after deducting offering expenses of $1,291. Approximately $1,872 of the net proceeds of the offering were used to repay a note due to Gemini and $3,426 of the net proceeds were used to repay notes payable to the Company's stockholders incurred by the Company in connection with the payment of partnership distributions in January and March 1995. Simultaneously with the closing of the offering the Company also sold warrants to Gemini to acquire 633,600 shares of the Company's Common Stock for cash of $1,600.

   Follow-on Offering

     On May 17, 1996, the Company completed a follow-on public offering, whereby the Company issued 902,125 shares of Common Stock and existing shareholders sold 647,500 shares of Common Stock. The net proceeds from the sale of shares by the Company were approximately $28,263, after deducting offering expenses of $225.

   November 1996 Offering

     On November 18, 1996, the Company completed an additional offering. The transaction included 215,150 shares sold by the Company and 1,049,850 shares sold by existing shareholders, including shares acquired by Gemini upon exercise of the Gemini Options (Note 7) and the Gemini Warrants (below). The net proceeds of the offering were $6,495, after deducting offering expenses of $353.

   Gemini Warrants

     The Company sold two warrants (together, the ''Gemini Warrants'') to Gemini upon the closing of the Company's initial public offering for an aggregate purchase price of $1,600. One warrant was exercisable through April 11, 1998 for up to 313,600 shares of Common Stock at an exercise price equal to $13.00 per share. The second warrant was exercisable through November 1, 1999 for up to 320,000 shares of Common Stock at an exercise price equal to $19.50 per share. In November 1996, Gemini exercised the warrants and the Company received proceeds from the exercise of $10,317.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)



 Partnership Distributions

  In January and March 1995, the Partnership declared and made partnership distributions totalling $3,426 evidenced by delivery of the Company's promissory notes which were paid with proceeds from the Company's initial public offering. Distributions in excess of earnings were reclassified to paid in capital pursuant to Securities and Exchange Commission Staff Accounting Bulletin Topic 4:B.


 Preferred Stock

  Authorized preferred stock consists of 2,000,000 shares, $.01 par value per share. The Board of Directors is authorized, without shareholder approval, to issue such shares of preferred stock in one or more series, with such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as the Board of Directors may determine.


 1995 Equity Incentive Plan

  In January 1995, the Board of Directors adopted and the stockholders approved the 1995 Equity Incentive Plan (the ''Equity Plan''). Under the terms of the Equity Plan, the Company is authorized to make awards of restricted stock and to grant incentive and non-statutory options to employees of, and consultants and advisors to, the Company to purchase shares of the Common Stock of the Company. A total of 1,100,000 shares of Common Stock may be issued upon exercise of options granted or awards made under the Equity Plan. Options granted through December 31, 1996 generally vest in either four or five equal annual installments commencing on the first anniversary of the optionee's date of hire.

  On September 18, 1996, the Board of Directors adopted, and on November 15, 1996, the stockholders of the Company approved, an amendment to the Company's 1995 Equity Incentive Plan increasing the number of shares of Common Stock available for issuance under the Plan from 1,100,000 to 2,100,000.


 1995 Director Stock Option Plan

  In January 1995, the Board of Directors adopted and the stockholders approved the 1995 Director Stock Option Plan (the ''Director Plan''), which became effective on the closing of the Company's initial public offering. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive non-statutory options to purchase shares of Common Stock. A total of 50,000 shares of Common Stock may be issued upon exercise of options granted under the Director Plan. Options to purchase 25,000 shares of Common Stock have been granted to the two eligible directors. The exercise price of options granted under the Director Plan was equal to the closing price of the Common Stock on the date of grant.

                           RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


A summary of activity under the Equity Plan and the Director Plan is as follows:

                                                                                     Weighted Average
                                                                Shares                Exercise Price
                                                                ------               ----------------
Outstanding as of January 1, 1995                                  --                          --
   Options Granted (weighted average fair value $12.46)        744,218                      $11.17

   Exercised                                                    (2,000)                       8.00
   Cancelled/expired                                            (2,900)                      13.00
                                                             ---------                       -----
Outstanding as of December 31, 1995                            739,318                       11.40

   Granted (weighted average fair value $16.06)                719,000                       29.34

   Exercised                                                  (171,213)                      10.57
   Cancelled/expired                                          (126,510)                      10.57
                                                             ---------                       -----
Outstanding as of December 31, 1996                          1,160,595                      $22.31
                                                             =========                       =====
Exercisable as of December 31, 1995                             74,611                      $ 8.74
                                                             =========                       =====
Exercisable as of December 31, 1996                            102,274                      $12.30
                                                             =========                       =====

  Additional information regarding options outstanding as of December 31, 1996 is as follows:


                                      OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
---------------------------------------------------------------------------------------       --------------------------------
                                                Weighted Average
   Range of                                        Remaining          Weighted Avgerage                      Weighted Avgerage
Exercise Prices                 Outstanding      Contractual Life      Exercise Price          Exercisable    Exercise  Price
$ 8.00 - $ 9.00                    290,136               10.9               $ 8.00                 40,921          $ 8.00
  9.00 -  13.00                     97,860                9.6                12.54                 22,530           11.00
 13.01 -  15.00                    233,762               10.8                14.25                 21,624           14.26
 16.01 -  18.00                     15,500               10.8                16.89                    233           16.75
 18.01 -  23.00                     87,287                9.5                19.22                 11,966           18.96
 23.01 -  44.75                    436,050                9.8                39.17                  5,000           28.75
 ==============                ===========       ============          ===========           ============     ===========
$ 8.00 - $28.75                  1,160,595               10.2               $22.31                102,274          $12.30

  At December 31, 1996, 964,405 and 25,000 shares were available for future grants under the Equity Plan and Directors' Plan, respectively.


1995 Employee Stock Purchase Plan

  In January 1995, the Board of Directors adopted and the shareholders approved the 1995 Employee Stock Purchase Plan (the "Purchase Plan"), which became effective on the closing of the Company's initial public offering. The Purchase Plan authorizes the issuance of up to a total of 450,000 shares of Common Stock to participating employees. Under the terms of the Purchase Plan, the purchase price is an amount equal to 85% of the fair market value per share of the Common Stock on either the first day or the last day of the offering period, whichever is lower. There were no shares acquired under the Purchase Plan during the year ended December 31, 1995. 42,145 shares were issued under the Purchase Plan in 1996 at a weighted average price of $14.66. The weighted average fair value of the 1995 and 1996 awards under the Purchase Plan were $1.72 and $2.57, respectively. At December 31, 1996, 407,855 shares were reserved for future issuances under the Purchase Plan.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)

Additional Information

   As discussed in Note 1, the Company continues to account for its stock-based compensation plans in accordance with APB Opinion 25 and related Interpretations. SFAS No. 123, "Accounting for Stock Based Compensation" requires the disclosure of pro forma income and earnings per share had the Company adopted the Fair Value method as of the beginning of fiscal 1995. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $3,164 ($.44 per share) in 1995 and $289 ($.03 per share) in 1996. The
Company's calculations for the stock option plans were made using the Black-Scholes option pricing model with the following assumptions: expected life, 6 months following vesting; stock volatility, 66% in 1995 and 62% in 1996; risk free interest rates, 6.28% in 1995 and 6.36% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Compensation cost for the Purchase Plan was estimated using the Black-Scholes model with the following assumptions: an expected life of 6 months; expected volatility of 66% in 1995 and 62% in 1996; and risk-free interest rates of 5.27% and 5.63%.

9. Income Taxes

   The provision for income taxes on a pro forma basis is as follows:


                                          Years Ended
                                          -----------
                                          December 31,
                                          ------------
                                    1994     1995      1996
                                   ------   ------    ------
Current taxes:
  Federal........................  $  978    $1,763   $3,703
  State..........................     301       534    1,020
                                   ------    ------   ------
     Total current...............   1,279     2,297    4,723
                                   ------    ------   ------
Deferred taxes:
  Federal........................      30       ---     (762)
  State..........................       5       ---     (136)
  Change in valuation allowance..    (570)      ---      ---
                                   ------    ------   ------
     Total deferred..............    (535)      ---     (898)
                                   ------    ------   ------
     Total provision.............  $  744    $2,297   $3,825
                                   ======    ======   ======

  Effective with the closing of the Company's initial public offering, the Company's S corporation election was automatically terminated. The cumulative effect of temporary differences between financial accounting and income tax reporting was not material.

  Prior to its acquisition by the Company, ISS was an S corporation for income tax purposes. Accordingly, no federal or state income tax provision was required for ISS for the years ended December 31, 1994 and 1995, and through December 30, 1996. The historical provision for income taxes in 1996 includes a one-time charge of $1,002 resulting from converting ISS from an S corporation to a C corporation, primarily resulting from a change from the cash basis to the accrual basis of accounting.

                          RENAISSANCE SOLUTIONS, INC.
                          ----------------------------

            Notes to Consolidated Financial Statements--(Continued)
                   (Amounts in thousands, except share data)



    The reconciliation of the Company's pro forma income tax provision to the statutory federal tax rate is as follows:

                                                            Years Ended
                                                            -----------
                                                            December 31,
                                                            ------------
                                                         1994   1995   1996
                                                         -----  -----  -----
Statutory tax rate................................       34.0%  34.0%  34.0%
State income taxes--net of federal benefit........        6.0    6.0    6.3
Non-deductible acquisition costs..................        ---    ---    8.3
Change in valuation allowance.....................      (18.0)   ---    ---
Other.............................................        1.4    ---   (0.6)
                                                         ----   ----   ----
Effective income tax rate.........................       23.4%  40.0%  48.0%
                                                         ====   ====   ====

    The tax effect of significant items comprising the Company's net deferred tax asset as of December 31, 1995 and 1996 are as follows:


                                                          December 31,
                                                          -----------
                                                        1995       1996
                                                        ----       ----
Short Term Deferred Tax Assets (Liabilities):
  Deferred revenue.................................      ---      $  260
  Accrued acquisition costs........................      ---         557
  Allowance for doubtful accounts..................    $  33         (28)
  Other, principally accrued vacation..............       38          77
  Cash-to-accrual basis conversion.................      ---      $ (192)
  Depreciation.....................................      (71)       (114)
                                                       -----      ------
  Total............................................    $ ---      $  560
                                                       -----      ------

Long Term Deferred Tax Assets (Liabilities):
  Cash-to-accrual basis conversion.................      ---      $ (576)
  Accrued acquisition costs........................      ---         145
                                                       -----      ------
                                                       $ ---      $ (431)
                                                       =====      ======

10. Commitments and Contingencies

   Operating Leases

    The Company is obligated under various leases for office space and several equipment and service leases through 2004. Total rent expense under all operating leases for the years ended December 31, 1994, 1995 and 1996 was $812, $1,259 and $1,529, respectively.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


  Future minimum payments under non-cancellable operating leases at December 31, 1996 are as follows:


                                                Office    Equipment    Total
                                               ---------  ---------  ---------
         1997...........................          1,593         55      1,648
         1998...........................          1,249         49      1,298
         1999...........................          1,068          2      1,070
         2000...........................            795        ---        795
         2001...........................            315        ---        315
         Thereafter.....................            946        ---        946
                                              ---------     ------   ---------
         Total                                    5,966        106      6,072


11. Segment Information

    The Company operates in one business segment.

 Geographic Information

    Revenues of the Company's U.K. subsidiaries totaled approximately $5,463, or 10% of consolidated 1996 revenues. Income from operations for the Company's U.K. subsidiaries for the year ended December 31, 1996 was $524, and identifiable assets at December 31, 1996 were $3,812. The Company's U.K. subsidiaries had no material operations in 1994. Revenues from customers outside of North America, primarily in the United Kingdom, accounted for approximately 7%, 10% and 10% of total revenues for the year ended December 31, 1994, 1995 and 1996, respectively.

 Major Customer and Credit Concentration Information

    Revenues from certain of the Company's largest customers individually exceeded 10% of revenues as follows:


                                      Year ended December 31,
                                  --------------------------------
              Customer             1994        1995          1996
              --------          ----------  ----------    -----------
                 A (see note 7)      36%         15%           21%
                 B                   --          23%           26%


  The Company's customers are principally large corporations from whom the Company does not require collateral. The Company maintains reserves for potential credit losses.

                          RENAISSANCE SOLUTIONS, INC.

                   (Amounts in thousands, except share data)


12. Employee Benefit Plan

     The Company has a 401(k) profit-sharing plan (the ''Plan'') established in 1994 and covering substantially all domestic employees. The Plan allows each participant to defer up to 20% of annual earnings up to an amount not to exceed an annual statutory maximum. Subject to the approval of the Board of Directors on an annual basis, the Company may make profit-sharing contributions and/or match employee deferrals. For the years ended December 31, 1995 and 1996, the Company's contributions totalled $269 and $446, respectively.


13.  Subsequent Acquisitions

     On February 3, 1997, the Company acquired all of the outstanding common stock of COBA Consulting Limited ("COBA-UK") for $11,900 in cash, plus 163,160 shares of common stock of the Company. The Company will also acquire certain non-voting, convertible shares of COBA-UK in 1998 and 1999 for a purchase price, as defined by the Stock Purchase Agreement dated January 27, 1997, based on COBA-UK's actual financial performance for the years ending December 31, 1997 and 1998. The maximum additional purchase price, which may include shares of common stock of the Company, is $12,600. This acquisition will be accounted for as a purchase.

     On February 13, 1997, the Company acquired all of the outstanding capital stock of C.M. Management Systems Ltd., Inc. ("COBA-Boston") for $9,250 in cash. The Company may be required to pay an additional amount of up to a maximum of $18,500 in cash and/or shares of Common Stock at the Company's option, determined based on COBA-Boston's actual financial performance for the years ending December 31, 1997 and 1998. This acquisition will be accounted for as a purchase.

     Prior to their acquisition by Renaissance, both COBA-UK and COBA-Boston were parties to a joint marketing arrangement with a network of consulting firms in Europe and Asia (the "COBA Network"). No stockholder, director or officer of COBA-UK was also a stockholder, director or officer of COBA-Boston.
Renaissance anticipates that both COBA-UK and COBA-Boston will continue to participate in the COBA Network as subsidiaries of the Company.

                          Renaissance Solutions, Inc.

                      SELECTED QUARTERLY FINANCIAL RESULTS
                                  (Unaudited)

                                     March 31   June 30  September 29  December 31  March 29    June 28   September 27  December 31
                                     ---------  -------  ------------  -----------  --------    -------   ------------  -----------
                                       1995      1995        1995         1995        1996       1996         1996         1996
                                       ----      ----        ----         ----        ----       ----         ----         ----

Statement of Operations Data:
Revenues...........................    $8,258    $8,395        $8,952      $9,931    $11,468    $12,767       $14,000      $14,215
Costs and expenses:................
   Professional personnel..........     5,281     5,181         5,357       5,270      7,071      8,227         8,853        7,582
   Professional development
   and recruiting..................       425       348           562         560        570        317           766          392
   Marketing and sales.............       163       152           188         307        324        460           410          430
   General and administrative......     1,432     1,483         1,565       1,962      2,298      2,020         2,242        2,657
   Acquisition costs...............         0         0             0           0          0          0             0        3,524
----------------------------------------------------------------------------------------------------------------------------------
     Total cost and expenses.......     7,301     7,164         7,672       8,099     10,263     11,024        12,271       14,585
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations             957     1,231         1,280       1,832      1,205      1,743         1,729         (370)
Interest expense                          (80)        0             0           0        (47)       (35)          (29)         (28)
Interest income                            42       164           185         118        142        292           481          778
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes         919     1,395         1,465       1,950      1,300      2,000         2,181          380
----------------------------------------------------------------------------------------------------------------------------------
Provision for income taxes                  2       524           564         804        579        797           926        1,789
Net income (loss) (1)                  $  917    $  871        $  901     $ 1,146     $  721    $ 1,203       $ 1,255      $(1,409)
==================================================================================================================================
Pro Forma Data:
Historical income before pro forma
adjustments                                                                           $1,300    $ 2,000       $ 2,181      $   380
Pro forma adjustment to officer's
salary                                                                                    68        599         1,042          391
----------------------------------------------------------------------------------------------------------------------------------
Historical/pro forma income before
income taxes                           $  919    $1,395        $1,465     $ 1,950     $1,368    $ 2,599       $ 3,223      $   771
----------------------------------------------------------------------------------------------------------------------------------
Historical income taxes                     2       524           564         804        579        797           926        1,789
Additional provision (credit) for
income taxes (3)                          367        37            25         (26)         0          0             1         (267)
----------------------------------------------------------------------------------------------------------------------------------
Pro forma income taxes                    369       561           589         778        579        797           927        1,522
----------------------------------------------------------------------------------------------------------------------------------
Pro forma net income (loss)            $  488    $  871        $  901     $ 1,172     $  789    $ 1,802       $ 2,296      $  (751)
==================================================================================================================================

(1) From its inception in 1992 through its Reorganization in April 1995, the Company was either an S corporation or a limited partnership and prior to December 31, 1996, International Systems Services Corporation (ISS) was an S corporation. Accordingly, the Company and ISS were not subject to federal and state income taxes.
(2) The pro forma adjustment to officer's salary have been computed based on the contractual reduction of ISS's officer compensation following the Company's acquisition of ISS.
(3) Income taxes represent the income taxes that would have been provided as if the Company and ISS were subject to federal and all applicable state corporate income taxes from inception, based on the statutory tax rates and the tax laws then in effect. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 1 and 9 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The directors and executive officers of the Company and their ages as of February 15, 1997 are as follows:

Name                       Age              Position
----                       ---              --------
Harry M. Lasker........    53  Co-Chairman, Secretary and Director
David A. Lubin.........    46  Co-Chairman, Treasurer and Director
David P. Norton........    55  President, Chief Executive Officer and Director
O. Bruce Gupton........    43  Executive Vice President and Director
Ronald K. Bohlin.......    45  Senior Vice President-Practice Development
George A. McMillan.....    42  Vice President, Chief Financial Officer and Chief
                               Operating Officer
Robert S. Kaplan(1)....    56  Director
John F. Rockart (1)....    65  Director

---------------------

(1)  Member of the Compensation Committee and Audit Committee.

  Mr. Lasker is a founder of the Company and has served as a director since the Company's inception in March 1992 and as Co-Chairman and Secretary since December 1993. From December 1981 to December 1991 Mr. Lasker served as Vice President and Co-Chairman of Spectrum Interactive, Inc. (''Spectrum''), a multimedia technology development company which he co-founded with Mr. Lubin.

  Mr. Lubin is a founder of the Company and has served as Treasurer and a director since the Company's inception in March 1992 and as Co-Chairman since

December 1993. From December 1981 to December 1991 Mr. Lubin served as Vice President and Co-Chairman of Spectrum, which he co-founded with Mr. Lasker.

  Mr. Norton is a founder of the Company and has served as President and a director since the Company's inception in March 1992 and as Chief Executive Officer since December 1993. From 1975 to February 1992 Mr. Norton served as President of Nolan, Norton & Co., an information technology consulting firm. Nolan, Norton & Co. was acquired by the accounting firm of KPMG Peat Marwick in March 1987. As a result, Mr. Norton also served as a Partner of KPMG Peat Marwick from March 1987 to February 1992.

  Mr. Gupton joined the Company as Executive Vice President and became a director of the Company in January 1997. From 1981 to December 1996, Mr. Gupton served as President and Chief Executive Officer of ISS, a management consulting firm which was acquired by the Company in December 1996. Prior to joining ISS, Mr. Gupton was employed by Price Waterhouse LLP where he provided management advisory services, primarily in the field of information technology.

  Mr. Bohlin joined the Company as Senior Vice President-Practice Development in December 1994. From September 1993 to November 1994 Mr. Bohlin served as Vice President-Strategic Services at Digital Equipment Corporation. From February 1992 to September 1993 Mr. Bohlin served as Vice President-Corporate Marketing and Business Development at Analog Devices, Inc., a semiconductor company. From January 1981 to February 1992 Mr. Bohlin was a consultant, partner and computer industry practice leader at McKinsey & Company.

  Mr. McMillan joined the Company as Chief Operating Officer in July 1993 and has served as Vice President, Chief Financial Officer and Chief Operating Officer since January 1995. From March 1992 to June 1993 Mr. McMillan operated his own strategy consulting firm, focusing on strategy development for underperforming corporations. From April 1989 to March 1992 Mr. McMillan served as President and Chief Operating Officer of the Michigan Bulb Company, a direct mailer of horticultural catalogs.

  Dr. Kaplan has served as a director of the Company since April 1995. Dr. Kaplan is the Marvin Bower Professor of Leadership Development at Harvard Business School, where he has been a member of the faculty since September 1983.

  Dr. Rockart has served as a director of the Company since April 1995. Dr. Rockart has been a Senior Lecturer at the Center for Information Systems Research of the Alfred P. Sloan School of Management of the Massachusetts Institute of Technology since 1974 and has been the Director of the Center for Information Systems Research since 1976. Dr. Rockart is a director of ComShare, Inc. and Keane, Inc.

  Officers are elected on an annual basis and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Based solely on its review of copies of reports filed by persons required to file such reports ("Reporting Persons") pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or written representations from certain Reporting Persons that no Form 5 filing was required for such persons, the Company believes that during 1996 all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act, except as follows. On February 29, 1996, Gresham T. Brebach, Jr., the Company's then Executive Vice President - Client Services, sold shares of Common Stock, and a Form 4 reporting such transaction was filed on April 10, 1996.

ITEM  11.  EXECUTIVE COMPENSATION

  Director Compensation

  Each director who is not an employee of the Company receives reimbursements for expenses incurred in service of the Company as a director, receives a quarterly retainer of $2,500 and participates in the Company's 1995 Director Stock Option Plan.


 1995 Director Stock Option Plan

  The 1995 Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in January 1995. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive non-statutory options to purchase shares of Common Stock. A total of 50,000 shares of Common Stock may be issued upon exercise of options granted under the Director Plan. As of February 15, 1997, Mr. Kaplan and Dr. Rockart had each been granted options to purchase 10,000 shares at an exercise price of $12.25 per share, and options to purchase 2,500 shares at an exercise price of $28.75 per share, and 25,000 shares remained eligible for future option grants under the Director Plan.

  Each eligible director is granted an option to purchase 10,000 shares of Common Stock on the date of his or her initial election to the Board of Directors. Annual options to purchase 2,500 shares of Common Stock are granted to each eligible director on April 15 of each subsequent fiscal year. The exercise price of options granted under the Director Plan is equal to the closing price of the Common Stock on the Nasdaq National Market on the date of grant.

  Options granted under the Director Plan are not transferrable by the optionee except by will or by the laws of descent and distribution. No option is exercisable after the expiration of five years from the date of grant.

Compensation of Executive Officers

   Employment Agreements

  The Company is a party to employment agreements (the "Principals' Employment Agreements") with each of Messrs. Lasker, Lubin and Norton (the "Principals") for the period commencing January 31, 1995 and ending January 31, 1997. Pursuant to the Principals' Employment Agreements, each of Mr. Lasker and Mr. Lubin is employed as a Co-Chairman of the Company and Mr. Norton is employed as President and Chief Executive Officer of the Company. The Principals' Employment Agreements originally provided for an annual salary of $500,000. Effective July 1, 1996, the Principals' Employment Agreements were amended to provide for an annual base salary of $375,000. Each Principal also is eligible for bonuses at the discretion of the Board of Directors if the Principal satisfies targeted performance objectives. Each Employment Agreement provides that the Principal's employment may be terminated by the Company for "cause" (as defined in the Principals' Employment Agreement) or upon the death or disability of the Principal. Each Principals' Employment Agreement also contains covenants by the Principal not to solicit any of the Company's employees or customers or disclose or use any of the Company's proprietary information for a period of two years following the termination of the Principal's employment and, in the event that the Principal is terminated for cause, not to compete with the Company during such two year period. Each Principal has agreed to assign his right, title and interest to any inventions, software and other works created by him or at his direction to the Company.

  The Company is also a party to an employment agreement with Mr. Gupton (the "Employment Agreement"). The Employment Agreement provides for a four year term commencing on December 31, 1996 (the "Term") and an annual salary of $375,000 for the first year of the Term. The annual salary is subject to adjustment thereafter, but may not be decreased without Mr. Gupton's consent. Mr. Gupton is also eligible to receive an annual bonus based upon performance criteria determined by the Company's Board of Directors. The maximum bonus for the first year of the term is $125,000, which amount may be increased in subsequent years. The Employment Agreement may be terminated by either party upon 30 days' notice, or by the Company immediately if for "cause" (as defined in the Employment Agreement). Pursuant to the Employment Agreement, Mr. Gupton has agreed not to compete with the Company until (i) one year after the termination or cessation of his employment, if such termination or cessation is (A) due to the expiration of the Term, (B) due to Mr. Gupton suffering from a "disability" (as defined in the Employment Agreement) or (C) at the election of the Company, not for "cause," or (ii) the later of the expiration of the remainder of the Term and one year after the termination or cessation of his employment, if such termination or cessation is (A) at the election of Mr. Gupton or (B) at the election of the Company for "cause." Mr. Gupton has also agreed not to disclose or use any of the Company's proprietary information and to assign his right, title and interest to any inventions, software and other works created by him or at his direction to the Company.

  The Company is also a party to employment agreements with each of Messrs. Bohlin and McMillan (the "Executive Agreements"). The Executive Agreements provide for annual salaries of $300,000 and $250,000 for Messrs. Bohlin and McMillan, respectively. Under the Executive Agreement, each officer agrees not to disclose any confidential information of the Company. Pursuant to the Executive Agreement, all inventions and intellectual property rights therein, developed, acquired or conceived by the officer during the term of his employment become the exclusive property of Renaissance. Each Executive Agreement provides that for a period of two years after the date of termination of employment, the officer shall not solicit any of the Company's employees or customers. Each Executive Agreement may be terminated upon 30 days' written notice by the Company or the officer for any reason or immediately by the Company in the event that it believes that the officer has acted in a manner detrimental to the Company's best interests. In addition, under each Executive Agreement, in the event of certain changes in control of the Company (as defined), all unvested stock options then held by such officer shall immediately become exercisable as of the date of such termination.

     Effective on February 7, 1997, Gresham T. Brebach, Jr., the Company's Executive Vice President--Client Services, resigned his position with the Company. Prior to his resignation, Mr. Brebach and the Company were parties to an employment agreement containing substantially the same terms as the Executive Agreements described above. In connection with his resignation and in consideration of his assistance in orchestrating the acquisition of ISS, the Company awarded Mr. Brebach a bonus of $187,500.

  Summary Compensation

     The following table sets forth certain information with respect to the annual and long-term compensation of the Chief Executive Officer of the Company and each of the four other most highly compensated executive officers of the Company (the "Named Executive Officers") for the three years ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                        Long-Term
                                                                      Compensation
                                       Annual Compensation               Awards
                                       -------------------            -------------
                                                                       Restricted        All Other
         Name and                           Salary        Bonus           Stock         Compensation
    Principal Position               Year    ($)          ($)(1)        Awards($)          ($)(2)
    ------------------               ----   ------        ------       ----------         --------
David P. Norton...............       1996  $387,500     $      ---          ---              $500(3)
   President and Chief               1995   500,000(1)         ---          ---               500(3)
   Executive Officer                 1994   250,000      473,643(2)         ---               500(3)

Harry M. Lasker...............       1996   387,500            ---                            500(3)
   Co-Chairman and                   1995   500,000(1)         ---          ---               500(3)
   Secretary                         1994   250,000      322,601(2)         ---               500(3)

David A. Lubin................       1996   387,500            ---                            500(3)
   Co-Chairman and                   1995   500,000(1)         ---          ---               500(3)
   Treasurer                         1994   250,000      374,858(2)         ---               500(3)

Gresham T. Brebach, Jr.(4)....       1996   375,500         46,154          ---              ---
   Executive Vice President          1995   373,558        119,712          ---              ---
    -- Client Services

Ronald K. Bohlin..............       1996   300,000         50,000          ---              ---
   Senior Vice President --          1995   300,000            ---          ---              ---
    Practice Development


-----------------------------

(1) Includes $50,000 paid to the Named Executive Officer as salary in 1995 which he has repaid to the Company in 1996 in connection with the election by the Company's Co-Chairmen and Chief Executive Officer to permanently forego a total of $150,000 in compensation to which they were otherwise entitled in 1995.

(2) Includes amounts payable in 1995 for services rendered by the Named Executive Officer in 1994.

(3)  Represents the Company's 401(k) profit-sharing plan matching contributions.

(4) Mr. Brebach resigned his positions with the Company effective February 7, 1997.

  Option Grants

     The following table sets forth certain information concerning grants of stock option made during fiscal 1996 to each of the Named Executive Officers.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                               Potential Realizable
                                                              Individual Grants                 Value at Assumed
                                                   ---------------------------------------     Annual Rates of Stock
                                  Number of        Percent of Total   Exercise                Price Appreciation for
                                 Securities        Options Granted     Price                      Option Term(2)
                                 Underlying        to Employees In      Per     Expiration   --------------------------
            Name              Options Granted        Fiscal Year       Share      Date(1)           5%             10%
            ----              ---------------        ----------        -----      -------           --            ---
David P. Norton.............            ___                ___          ___          ___             ___          ___
Harry M. Lasker.............            ___                ___          ___          ___             ___          ___
David A. Lubin..............            ___                ___          ___          ___             ___          ___
Gresham T. Brebach, Jr.(4)..         50,000 (3)            7.0%      $14.25        1/2/06       $448,087   $1,135,542
Ronald K. Bohlin............         25,000 (3)            3.5        14.25        1/2/06        224,044      567,771
_________________

(1) The expiration date of an option is the tenth anniversary of the date on which the option was originally granted. The exercisability of these options is accelerated upon the occurrence of a change in control.
(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the optionholders' continued employment through the option period, and the date on which the options are exercised.
(3) Options vest in four equal installments on each of the date of grant and the first, second and third anniversary of the date of grant.
(4) Mr. Brebach resigned his positions with the Company effective February 7, 1997.

  Year-End Option Table

     The following table summarizes certain information regarding stock options held as of December 31, 1996 by each of the Named Executive Officers.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                Number of                             Number of Shares                 Value of Unexercised
                                 Shares                            Underlying Unexercised             In-the-Money Options at
                               Acquired on       Value            Options at Fiscal Year-End              Fiscal Year-End
                                Exercise        Realized         (Exercisable/Unexercisable)        (Exercisable/Unexercisable)
           Name                   (#)            ($)(1)                       (#)                             ($)(2)
           ----                ----------       --------         ---------------------------         --------------------------

David P. Norton.............        ___               ___                      ___/___                            ___/___
Harry M. Lasker.............        ___               ___                      ___/___                            ___/___
David A. Lubin..............        ___               ___                      ___/___                            ___/___
Gresham T. Brebach, Jr.(3)..     59,500         $1,445,925               3,012/187,536                    $91,866/$6,657,573
Ronald K. Bohlin............     31,250            812,813               25,012/68,762                     919,191/2,409,816
___________

(1) Represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise.
(2) Based on the fair market value of the Common Stock as of December 31, 1996 ($44.75 per share) less the option exercise price, multiplied by the number of shares underlying the options.
(3) Mr. Brebach resigned his positions with the Company effective February 7, 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The current members of the Company's Compensation Committee are Mr. Kaplan and Dr. Rockart. No executive officer of the Company has served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served as a director of or member of the Compensation Committee of the Company.


ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

  The following table sets forth certain information as of February 15, 1997 with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) the Directors of the Company, (iii) the Named Executive Officers, and (iv) the Directors and executive officers of the Company as a group.

                                                  Amount and Nature
                                          of Beneficial Ownership(1)
                                          --------------------------
      Name and Address                                      Percent of
     of Beneficial Owner               Number of Shares        Class
     -------------------               ----------------     -----------
O. Bruce Gupton...................        1,310,000            13.9%
  c/o Renaissance Solutions, Inc.
  100 First Stamford Place
  Stamford, CT 06903-7698
Harry M. Lasker (2)...............          850,785             9.0
  c/o Renaissance Solutions, Inc.
  Lincoln North
  55 Old Bedford Road
  Lincoln, MA  01773
David A. Lubin (3)................          848,286             9.0
  c/o Renaissance Solutions, Inc.
  Lincoln North
  55 Old Bedford Road
  Lincoln, MA  01773
Melissa E. Norton (4).............          850,786             9.0
  c/o Renaissance Solutions, Inc.
  Lincoln North
  55 Old Bedford Road
  Lincoln, MA  01773
Putnam Investments, Inc. (5)......          808,095             8.6
  One Post Office Square
  Boston, MA 02109
RCM Capital Management,...........          605,000             6.4
  L.L.C.(6)
  Four Embarcadero Center
  San Francisco, CA 94111-4189
David P. Norton (7)...............          850,786             9.0
Robert S. Kaplan (8)..............           27,303               *
John F. Rockart (9)...............           12,500               *


Ronald K. Bohlin (10)............            31,262                    *
Gresham T. Brebach, Jr. (11).....            65,524                    *
All directors and executive
  officers as a group
  (8 persons) (12)...............         3,976,810                 41.8%

__________
*Less than 1%


(1) The number of shares beneficially owned by each director and executive officer is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after February 15, 1997 through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.
     Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2) Includes 108,028 shares held by The Harry M. Lasker Children's Trust, the beneficiaries of which are Mr. Lasker's children and a trustee of which is Mr. Lasker's spouse, as to which shares Mr. Lasker disclaims beneficial ownership. Also includes 42,000 shares held by The Red Farm Charitable Trust, the trustees of which are Mr. Lasker and his spouse, as to which shares Mr. Lasker disclaims beneficial ownership.

(3) Includes 72,856 shares held by The David A. Lubin Children's Trust, the beneficiaries of which are Mr. Lubin's children, as to which shares Mr. Lubin disclaims beneficial ownership. Also includes 39,500 shares held by The Pine Point Foundation, a trust, the trustees of which are Mr. Lubin and his spouse, as to which shares Mr. Lubin disclaims beneficial ownership.

(4) Ms. Norton is the spouse of David P. Norton, the President, Chief Executive Officer and a Director of the Company.

(5) The information reported is based on a Schedule 13G, dated December 31, 1996, filed with the Securities and Exchange Commission by Putnam Investments, Inc. ("PI"), Marsh & McLennan Companies, Inc. ("MMC"), Putnam Investment

     Management, Inc. ("PIM") and The Putnam Advisory Company, Inc. ("PAC"). PI is a registered investment advisor, in which capacity it advises PIM and PAC and has shared voting power with respect to 125,489 shares and shared dispositive power with respect to 808,095 shares. PIM has shared dispositive power with respect to 668,706 shares. PAC has shared voting power with respect to 125,489 shares and shared dispositive power with respect to 139,389 shares. MMC is the parent holding company of PI. PI and MMC disclaim beneficial ownership of such shares.

(6) The information is based on a Schedule 13G, dated December 31, 1996, filed with the Securities and Exchange Commission by RCM Capital Management, L.L.C. ("RCM Capital"), RCM Limited L.P. ("RCM Limited"), and RCM General Corporation ("RCM General"). RCM Capital is an investment advisor, in which capacity it has sole voting power with respect to 529,000 shares, sole dispositive power with respect to 574,000 shares and shared dispositive power with respect to 31,000 shares. RCM General is the general partner of RCM Limited, the Managing Agent of RCM Capital. Each of RCM General and RCM Limited disclaim beneficial ownership of such shares except to the extent each may be deemed to have beneficial ownership of securities beneficially owned by RCM Capital.

(7) Includes 850,786 shares held by Melissa E. Norton, the spouse of Mr. Norton, as to which shares Mr. Norton disclaims beneficial ownership.

(8) Includes 17,301 shares of Common Stock subject to outstanding stock options which are exercisable within the 60 day period following February 15, 1997.

(9) Consists of 12,500 shares of Common Stock subject to outstanding stock options which are exercisable within the 60 day period following February 15, 1997.

(10) Consists of 31,262 shares of Common Stock subject to outstanding stock options which are exercisable within the 60 day period following February 15, 1997.

(11) Consists of 65,524 shares of Common Stock subject to outstanding stock options which are exercisable within the 60 day period following February 15, 1997. Mr. Brebach resigned his position with the Company effective February 7, 1997.

(12) Includes 88,196 shares of Common Stock subject to outstanding stock options which are exercisable within the 60 day period following February 15, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   In January 1995, the Company made a partnership distribution of $2,672,000, of which approximately $772,000 was distributed to each of Messrs. Lasker, Lubin and Norton or their affiliates (the "Founders"). This distribution represented cumulative net earnings of the Partnership from December 1, 1993 through December 31, 1994.

   In March 1995, the Company made a partnership distribution of $754,475, of which approximately $218,000 was distributed to each of the Founders. This distribution represented the estimated amount of the Partnership's net earnings for the period commencing on January 1, 1995 and ending immediately prior to the Reorganization. Both the January 1995 and the March 1995 distributions were evidenced by the Stockholder Notes. The principal amount of the Stockholder Notes was repaid in April 1995 with a portion of the net proceeds from the Company's initial public offering.

   The Founders each pledged one-third of their shares of Common Stock as security for a $2,000,000 loan to the Company from Gemini. A portion of the net proceeds from the Company's initial public offering was used to repay all of the amounts secured by this pledge which was released on April 11, 1995.

   In January 1995, Messrs. Lasker and Lubin, Melissa E. Norton (the wife of David P. Norton), the Harry M. Lasker Children's Trust (the "Lasker Trust") and the David A. Lubin Children's Trust (the "Lubin Trust" and with the Lasker Trust, the "Trusts") entered into a Stockholders' Voting Agreement (the "Voting Agreement") pursuant to which, from and after the Reorganization and until October 31, 1998, each of Messrs. Lasker and Lubin and Ms. Norton are entitled to designate one representative for nomination to the Board of Directors of the Company (initially Messrs. Lasker, Lubin and Norton), provided that, in each case, Mr. Lasker and the Lasker Trust, Mr. Lubin and the Lubin Trust and Ms. Norton retain at least 50% of their or her respective holdings of Common Stock as existing immediately following the closing of the Company's initial public offering. Under the Voting Agreement, each of Messrs. Lasker and Lubin, Ms. Norton, the Lasker Trust and the Lubin Trust agrees to vote all of his, her or its shares of Common Stock for the election of such nominees.

   In March 1994 the Company entered into a consulting agreement with Robert S. Kaplan (the "Kaplan Consulting Agreement") pursuant to which Mr. Kaplan agreed to provide certain consulting services to the Company. Mr. Kaplan is a director of the Company. The Kaplan Consulting Agreement provides that the Company will be the sole consulting firm with which Mr. Kaplan will perform Balanced Scorecard-related services. Pursuant to the Kaplan Consulting Agreement, Mr. Kaplan has agreed to refer all opportunities to perform potential Balanced Scorecard projects to the Company, and the Company has agreed to pay Mr. Kaplan at his per diem rate (currently $6,000) as well as a referral fee on all client billable work obtained by the Company primarily as a result of Mr. Kaplan's referrals. The referral fee is payable with respect to Company engagements during the two years following the referral and equals 10% of the first $1,000,000 in professional fees collected from a referred client and 2% of professional fees collected from the client in excess of $1,000,000. Under the Kaplan Consulting Agreement, during the term of the Kaplan Consulting Agreement, the Company also has agreed to pay Mr. Kaplan $2,500 for each Balanced Scorecard engagement completed by the Company under its Teaming Agreement with Gemini. The Company made payments totaling $38,175, $16,285 and $10,000 to Mr. Kaplan under the Kaplan Consulting Agreement in 1994, 1995 and 1996, respectively. The Kaplan Consulting Agreement may be terminated by either party on 90 days' written notice.

   Pursuant to the Kaplan Consulting Agreement, in March 1994 the Company issued Mr. Kaplan 10,002 shares of Common Stock and in January 1995 the Company granted Mr. Kaplan options to purchase an additional 12,004 shares of Common Stock.

   In July 1996 the Company entered into a consulting agreement with John F. Rockart (the "Rockart Consulting Agreement") pursuant to which Dr. Rockart agreed to provide certain consulting services to the Company. Dr. Rockart is a director of the Company. The Rockart Consulting Agreement provides that the Company will be the sole consulting firm with which Dr. Rockart will jointly work to develop consulting methodologies or products. Pursuant to the Rockart Consulting Agreement, the Company has agreed to pay Dr. Rockart at his per diem rate (currently $7,500 as well as a referral fee on all client billable work obtained by the Company primarily as a result of Dr. Rockart's referrals. The referral fee is payable with respect to Company engagements during the two years following the referral and equals 5% of the first $1,000,000 in professional fees collected from a referred client, 3.5% of the second $1,000,000 in professional fees collected from the client and 2% of the professional fees collected from a referred client in excess of $2,000,000. The referral fee only applies to engagements greater than $100,000. The Rockart Consulting Agreement also provides that in the event Dr. Rockart and the Company jointly develop methodologies which are embedded in, but exclusive of, other Renaissance methodologies, the Company will award Dr. Rockart (i) options to purchase 5,000 shares of Common Stock when annual revenues attributable to the methodology reach $2,000,000 per year, (ii) options to purchase an additional 10,000 shares of Common Stock when annual revenues attributable to the methodology reach $5,000,000, and (iii) options to purchase an additional 10,000 shares of Common Stock for each additional $5,000,000 in annual revenues attributable to the methodology. Title to the jointly developed methodology will reside in the Company. No payments have been made to date under the Rockart Consulting Agreement.

   In November 1996, Gemini exercised three separate options to purchase 50,000 shares of Common Stock (each, an "Option") which had been sold to Gemini by each of Messrs. Lubin and Lasker and Ms. Melissa E. Norton in connection with the Company's initial public offering in April 1995. In connection with the exercise of the Options, Gemini paid to each of Messrs. Lubin and Lasker and Ms. Norton (i) $650,000, representing the exercise price of each Option, and (ii) $255,454, in repayment, with interest, of a promissory note issued by Gemini to each of Messrs. Lubin and Lasker and Ms. Norton as the purchase price of the Option.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K

   (a)    Documents filed as a part of this Form 10-K:
          -------------------------------------------

          1.  Financial Statements.  The following documents are set forth in
              --------------------
Item 8 hereto:

       Independent Auditors' Report
       Consolidated Balance Sheets as of December 31, 1995 and 1996 Consolidated Statements of Operations for the Years Ended
        December 31, 1994, 1995 and 1996
       Consolidated Statements of Stockholders' Equity
         for the Years Ended December 31, 1994, 1995 and 1996 Consolidated Statements of Cash Flows for the Years Ended
         December 31, 1994, 1995 and 1996
       Notes to Consolidated Financial Statements
       Selected Quarterly Financial Results

          2.     Financial Statement Schedules.  The Company is not filing any
                 -----------------------------
financial statement schedules as part of this Annual Report on Form 10-K because they are not applicable or the required information is included in the financial statements or notes thereto.

   3.     Exhibits.  The Exhibits listed in the Exhibit Index immediately
          --------
preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

   (b)    Reports on Form 8-K:
          -------------------

          None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RENAISSANCE SOLUTIONS, INC.


                                   By: /s/ David P. Norton
                                      --------------------
                                      David P. Norton
                                      President and Chief Executive Officer

Date:  February 28, 1997


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                 Title                              Date
---------                 -----                              ----

/s/ David P. Norton       President, Chief Executive         February 28, 1997
-------------------       Officer and Director (Principal
David P. Norton           Executive Officer)

/s/ George A. McMillan    Vice President, Chief Financial    February 28, 1997
----------------------    Officer, and Chief Operating
George A. McMillan        Officer (Principal Financial and
                          Accounting Officer)

/s/ O. Bruce Gupton       Director                           February 28, 1997
-------------------
O. Bruce Gupton

/s/ Harry M. Lasker       Director                           February 28, 1997
-------------------
Harry M. Lasker


Signature                 Title                              Date
---------                 -----                              ----

/s/ David A. Lubin        Director                           February 28, 1997
------------------
David A. Lubin

/s/ Robert S. Kaplan      Director                           February 28, 1997
--------------------
Robert S. Kaplan

/s/ John F. Rockart       Director                           February 28, 1997
-------------------
John F. Rockart


                                 EXHIBIT INDEX



  Exhibit
  No.                          Description
  ---                          -----------

  a3.1 Amended and Restated Certificate of Incorporation of the Registrant, as amended.

  a3.2      By-Laws of the Registrant.

  a4.1 Specimen Certificate for Shares of Common Stock, $.0001 par value, of the Registrant.

  +a10.1    1995 Employee Stock Purchase Plan.

  +a10.2    1995 Equity Incentive Plan.

  +a10.3    1995 Director Stock Option Plan.

  +a10.4 Employment Agreement between the Registrant and Harry M. Lasker, dated as of January 31, 1995.

  +b10.5 Amendment No. 1 to Employment Agreement between the Registrant and Harry M. Lasker, dated as of July 1, 1996.

  +a10.6 Employment Agreement between the Registrant and David A. Lubin, dated as of January 31, 1995.

  +b10.7 Amendment No. 1 to Employment Agreement between the Registrant and David A. Lubin, dated as of July 1, 1996.

  +a10.8 Employment Agreement between the Registrant and David P. Norton, dated as of January 31, 1995.

  +b10.9 Amendment No. 1 to Employment Agreement between the Registrant and David P. Norton, dated as of July 1, 1996.

  a10.10 Stockholders' Voting Agreement among Harry M. Lasker, David A. Lubin, Melissa E. Norton, the Harry M. Lasker Children's Trust and the David A. Lubin Children's Trust dated as of January 31, 1995.

  +c10.11 Employment Agreement between the Registrant and Gresham Brebach, dated March 27, 1995, as amended.

  +c10.12 Employment Agreement between the Registrant and Ronald K. Bohlin, dated March 27, 1995, as amended.

  +c10.13 Employment Agreement between the Registrant and George A. McMillan, dated March 27, 1995, as amended.

  +10.14 Employment Agreement between the Registrant and O. Bruce Gupton, dated as of December 31, 1996.

  b10.15 Third Amended and Restated Teaming Agreement between the Registrant and Gemini Consulting, Inc., dated as of October 23, 1996.

  a10.16 Reorganization Agreement among the Registrant, the Partnership and the holders of certain equity interests in the Partnership, dated as of January 31, 1995.

  a10.17 Registration Rights Agreement among the Registrant, Harry M. Lasker, David A. Lubin, Melissa E. Norton, the Harry M. Lasker Children's Trust and the David A. Lubin Children's Trust, dated as of January 31, 1995.

  +a10.18 Consulting Agreement dated March 14, 1994 between the Partnership and Robert Kaplan.

  +10.19 Consulting Agreement dated July 22, 1996 between the Company and John F. Rockart

  a10.20 Lease Agreement by and between LadyLin Properties Limited Partnership (successor in interest to Old Bedford Road Realty Trust) and the Registrant, dated as of November 1, 1993, as amended to date.

  a10.21 Sublease Agreement by and between Sun Microsystems, Inc. and the Registrant, dated as of May 27, 1993.

  d10.22 Commercial Revolving Line of Credit Agreement between the Registrant and Shawmut Bank, N.A., dated as of June 30, 1995.

  d10.23 Commercial Revolving Line of Credit Promissory Note delivered by the Registrant to Shawmut Bank, N.A., dated as of June 30, 1995.

  e10.24 Amendment to Line of Credit Agreement, dated as of May 7, 1996, by and between the Company and Fleet National Bank.

  e10.25 Barclays Bank PLC Facility, dated as of April 26, 1996, by and between Renaissance Solutions Limited and Barclays Bank PLC.

  f10.26 Agreement and Plan of Merger, dated as of December 31, 1996, among the Registrant, ISS, Artist Acquisition Corp. and O. Bruce Gupton (acquisition of ISS).

  10.27 Registration Rights Agreement, dated as of December 31, 1996, among the Registrant and O. Bruce Gupton.

  g10.28 Stock Purchase Agreement, dated as of, January 27, 1997, among the Registrant, and the other parties named therein (acquisition of COBA-UK).

  h10.29 Stock Purchase Agreement, dated as of February 13, 1997, among the Registrant, C.M. Management Systems Ltd. Inc. and Mark R. Bruneau, Andrew R. Belt and Frederique Bouty (acquisition of COBA-Boston).

  10.30 Registration Rights Agreement, dated as of February 13, 1997, among the Registrant and Mark R. Bruneau, Andrew R. Belt and Frederique Bouty.

  21        Subsidiaries of the Registrant.


  23        Consent of Deloitte & Touche LLP.

  27        Financial Data Schedule.

__________

  a Incorporated by reference to the Registrant's Registration Statement on Form S-1, File No. 33-89524.

  b Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended September 27, 1996.

  c Incorporated by reference to the Registrant's Annual Report on Form 10-K for the period ended December 31, 1995.

  d Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995.

  e Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the period ended June 28, 1996.

  f Incorporated by reference to the Registrant's Current Report on Form 8-K dated December 31, 1996.

  g Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 3, 1997.

  h Incorporated by reference to the Registrant's Current Report on Form 8-K dated February 13, 1997.

  + Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report of Form 10-K.