Form 10-K/A
period 1996-12-31
RENAISSANCE SOLUTIONS INC
filed 1997-03-14
CIK 937948

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-K/A

                               (AMENDMENT NO. 1)

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

--------------------------------------------------------------------------------

  This Amendment No.1 to Form 10-K on Form 10-K/A (the "Form 10-K/A") is being filed for the purpose of correcting several clerical errors in Items 6 and 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (the "Form 10-K") and restating Item 14 of the Form 10-K to indicate the filing of an updated independent auditors' consent as an exhibit to the Form 10-K/A.

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

                          Period from
                         March 23, 1992               Years Ended
                         (inception) to               December 31,
                                           ----------------------------------
                      December 31, 1992    1993      1994      1995      1996
                      -----------------    ----      ----      ----      ----
                               (in thousands except per share data)
Statement of Operations Data:

Revenues.....................   $9,706   $13,507   $22,988   $35,536   $52,450
                                ------   -------   -------   -------   -------

Costs and expenses:

   Professional personnel....    7,686    11,966    14,056    21,089    31,733

   Professional development
    and recruiting...........       57       408       894     1,895     2,045

   Marketing and sales........      87       258       482       810     1,624

   General and administrative.   1,467     2,598     4,274     6,442     9,217

   Acquisition costs.......         --        --        --        --     3,524
                                ------   -------   -------   -------   -------
    Total costs and expenses     9,297    15,230    19,706    30,236    48,143
                                ------   -------   -------   -------   -------


Income (loss) from operations      409    (1,723)    3,282     5,300     4,307

Interest expense.............       (6)      (43)     (126)      (40)     (139)

Interest income..............       26        26        21       469     1,693
                                ------   -------   -------   -------   -------

Interest (loss) before income
 taxes.......................      429    (1,740)    3,177     5,729     5,861

Provision for income
 taxes (1)...................       --        --        --     1,894     4,091
                                ------   -------   -------   -------   -------

Net income (loss)............   $  429   $(1,740)  $ 3,177   $ 3,835     1,770
                                ======   =======   =======   =======   =======

Net income per share.........                      $   .51    $  .53   $   .20
                                                   =======    ======   =======

Pro Forma Data:  (2)

Historical income
 before pro forma
 adjustments.................                                          $ 5,861
                                                                        -------
Pro forma adjustment to
 (officer's salary) (2)......                                            2,100
                                                                        -------
Historical/pro forma
 income (loss) before
 income taxes................   $  429   $(1,740)  $ 3,177   $ 5,729   $ 7,961

Historical income taxes......       --        --        --     1,894     4,091

Additional provision (credit)
 for income taxes (3)........       87       (87)      744       403      (266)
                                ------   -------   -------   -------   -------

Pro forma income taxes.......       87       (87)      744     2,297     3,825
                                ------   -------   -------   -------   -------

Pro forma net income (loss)..   $  342   $(1,653)    2,433   $ 3,432   $ 4,136
                                ------   -------   -------   -------   -------

Pro forma net income
 per share...................                         $.39      $.48      $.47
                                                   =======   =======   =======
Pro forma weighted average
 number of common and common
 stock equivalent shares
 outstanding (4).............                        6,303     7,223   $ 8,804
                                                   =======   =======   =======

                                                 December 31,
                               -----------------------------------------------
                                 1992      1993      1994      1995      1996
                               -------   -------   -------   -------   -------
                                                (in thousands)
Balance Sheet Data:

Cash and cash
 equivalents ................   $  162   $    94   $ 1,487   $ 6,159   $49,415

Working Capital..............    1,961     1,644     3,176    18,706    68,204


Total assets                     2,864     3,986     8,977    27,135    82,151

Short-term borrowings........      217       255       600     1,500       500

Current portion of long-
 term debt...................       --        --       667       180       782

Long-term debt (less current
 portion)....................       --     2,000     1,333       720        --

Stockholders' equity.........    2,226       160     3,338    21,056    71,641

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Page
                                                        ----
Independent Auditors' Report..........................   5

Consolidated Balance Sheets as of
 December 31, 1995 and 1996...........................   6

Consolidated Statements of Operations
 for the Years Ended December 31, 1994,
 1995 and 1996........................................   7

Consolidated Statements of
 Stockholders' Equity for the Years
 Ended December 31, 1994, 1995 and
 1996.................................................   8

Consolidated Statements of Cash Flows
 for the Years Ended December 31, 1994,
 1995 and 1996........................................   9

Notes to Consolidated Financial
 Statements...........................................   10



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


Deloitte & Touche LLP

Boston, Massachusetts
February 28, 1997

                          RENAISSANCE SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                         December 31,
                                                                -------------------------------
                                                                    1995                1996
                                                                -----------         -----------
                                                           (amounts in thousands, except share data)
Assets
Current assets:
        Cash and cash equivalents.........................          $ 6,159             $49,415
        Marketable securities.............................            4,890              17,910
        Accounts receivable, net..........................            8,304               7,765
        Unbilled services, net............................            4,049               2,057
        Receivable from officers/shareholders............              278                 ---
        Deferred tax asset................................              ---                 560
        Prepaid expenses and other current assets.........              298                 826
                                                                    -------             -------
                Total current assets......................           23,978              78,533
                                                                    -------             -------
Property and equipment, net...............................            3,085               3,977
Other assets..............................................               72                  72
                                                                    -------             -------
                Total assets..............................          $27,135             $82,582
                                                                    =======             =======
Liabilities and Stockholders' Equity
Current liabilities:
        Short-term borrowings.............................          $ 1,500             $   500
        Current portion of note payable...................              180                 782
        Note payable to officers/shareholders.............              ---                 500
        Accounts payable..................................            1,708               2,642
        Accrued payroll and related costs.................            1,190               1,775
        Advanced payments.................................              424                 879
        Income taxes payable..............................              270                 120
        Accrued acquisition costs.........................              ---               3,131
                                                                    -------             -------
                Total current liabilities.................            5,272              10,329
Long-term portion notes payable...........................              720                 --
Deferred tax liability....................................               --                 431
Other liabilities.........................................               87                 181
                                                                    -------             -------
                Total liabilities.........................            6,079              10,941
                                                                    -------             -------
Commitments and contingencies--Notes 6, 7 and 10
Stockholders' equity:
        Preferred stock, $.01 par value,
         authorized 2,000,000 shares, none issued.........               --                  --
        Common stock, $.0001 par value,
         authorized 20,000,000 shares, issued and
         outstanding 7,279,396 and 9,243,594
         shares in 1995 and 1996, respectively............                1                   1
        Additional paid in capital........................           14,741              64,897
        Warrants to acquire common stock..................            1,600                 ---
        Cumulative translation adjustments................              (48)                264
        Unrealized gain/(loss) on marketable securities...               35                 (18)
        Retained earnings.................................            4,727               6,497
                                                                    -------             -------
                Stockholders' equity......................           21,056              71,641
                                                                    -------             -------
                Total.....................................          $27,135             $82,582
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

                          RENAISSANCE SOLUTIONS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Years Ended
                                                                               December 31,
                                                                               ------------
                                                                          1994      1995      1996
                                                                          ----      ----      ----
                                                                         (amounts in thousands)
Cash flows from operating activities:
     Net income..................................................       $ 3,177   $ 3,835   $  1,770
     Adjustments to reconcile net income to
      net cash provided by (used for) operating activities:
        Depreciation.............................................           354       495        739
        Deferred income taxes....................................           ---       ---       (129)
        Change in:
           Accounts receivable, net..............................        (1,914)   (7,609)       539
           Unbilled services, net................................          (785)      996      1,992
           Receivable from officers/shareholders.................           ---      (278)       278
           Prepaid expenses and other current assets.............          (132)      (43)      (528)
           Payable to officers/shareholders......................           ---       ---        500
           Accounts payable......................................           (66)      865        934
           Accrued payroll and related costs.....................           552       (23)       585
           Income taxes payable..................................           ---       270       (150)
           Advanced payments.....................................           983      (559)       455
           Acquisition costs.....................................           ---       ---      3,131
           Other liabilities.....................................           ---        87         94
                                                                        -------   -------   --------
        Net cash provided by (used for) operating activities.....         2,169    (1,964)    10,210
Cash flows from investing activities:
     Purchases of marketable securities..........................           ---    (4,855)   (46,267)
     Sales and maturities of marketable securities...............           ---       ---     33,194
     Expenditures for property and equipment.....................        (1,122)   (2,015)    (1,631)
     Increase in other assets....................................           ___       (72)       ---
                                                                        -------   -------   --------
        Net cash used for investing activities...................        (1,122)   (6,942)   (14,704)
Cash flows from financing activities:
     Issuance of common stock, net...............................             1    15,652     47,378
     Tax benefit from exercise of stock options..................           ---       ---      1,178
     Sale of warrants to acquire common stock....................           ---     1,600        ---
     Payment of shareholder distributions........................           ---    (3,426)       ---
     Short-term borrowings.......................................           845     1,800        500
     Repayment of borrowings.....................................          (500)   (2,000)    (1,618)
                                                                        -------   -------   --------
        Net cash provided by financing
          activities.............................................           346    13,626     47,438
Effect of exchange rate changes on cash and cash
     equivalents.................................................           ---       (48)       312
                                                                        -------   -------   --------
Increase in cash and cash equivalents............................         1,393     4,672     43,256
Cash and cash equivalents, beginning of year.....................            94     1,487      6,159
                                                                        -------   -------   --------
Cash and cash equivalents, end of year...........................       $ 1,487   $ 6,159   $ 49,415
                                                                        =======   =======   ========

Supplemental disclosure of cash flow information:
     Interest paid...............................................       $   100   $    75   $    146
     Income taxes paid...........................................       $     2   $ 1,620   $  2,650

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

          3.     Exhibits.  The Exhibits listed in the Exhibit Index immediately
                 --------
preceding such Exhibits are filed as part of this Annual Report on Form 10-K/A.

   (b)    Reports on Form 8-K:
          -------------------

          None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RENAISSANCE SOLUTIONS, INC.


                                   By: /s/ George A. McMillan
                                      -----------------------
                                      George A. McMillan
                                      Vice President, Chief Financial Officer
                                      and Chief Operating Officer

Date:  March 13, 1997

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

 +a10.18 Consulting Agreement dated March 14, 1994 between the Partnership and Robert Kaplan.

 *+10.19 Consulting Agreement dated July 22, 1996 between the Company and John F. Rockart

  a10.20 Lease Agreement by and between LadyLin Properties Limited Partnership (successor in interest to Old Bedford Road Realty Trust) and the Registrant, dated as of November 1, 1993, as amended to date.

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

  *10.27 Registration Rights Agreement, dated as of December 31, 1996, among the Registrant and O. Bruce Gupton.

  g10.28 Stock Purchase Agreement, dated as of, January 27, 1997, among the Registrant, and the other parties named therein (acquisition of COBA-UK).

  h10.29 Stock Purchase Agreement, dated as of February 13, 1997, among the Registrant, C.M. Management Systems Ltd. Inc. and Mark R. Bruneau, Andrew R. Belt and Frederique Bouty (acquisition of COBA-Boston).

 *10.30 Registration Rights Agreement, dated as of February 13, 1997, among the Registrant and Mark R. Bruneau, Andrew R. Belt and Frederique Bouty.

 *21        Subsidiaries of the Registrant.


  23        Consent of Deloitte & Touche LLP.

 *27        Financial Data Schedule.

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

  *       Previously filed.
                                      -4-