Form 10-Q
period 1997-03-28
RENAISSANCE SOLUTIONS INC
filed 1997-05-12
CIK 937948

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ______________
                                   FORM 10-Q
                                 ______________

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
     Act of 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

                                      OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

               Yes  X                    No  __
                    -

As of April 30, 1997 there were 9,467,045 shares of the Registrant's Common Stock, $.0001 par value per share, outstanding.



===========================================================================

                          RENAISSANCE SOLUTIONS, INC.
             Form 10-Q For The Fiscal Quarter Ended March 28, 1997

                               Table of Contents

               PART I.  FINANCIAL INFORMATION                           PAGE NO.
                                                                        --------
ITEM 1.   Financial Statements:

          Consolidated Statements of Income for the three
          months ended March 28, 1997 and March 29, 1996 . . . . . . . .   3

          Consolidated Balance Sheets as of
          March 28, 1997 and December 31, 1996 . . . . . . . . . . . . .   4

          Consolidated Statements of Cash Flows for the
          three months ended March 28, 1997 and March 29, 1996 . . . . .   5

          Notes to Consolidated Financial Statements . . . . . . . . . .   6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . .   8


               PART II.  OTHER INFORMATION                              PAGE NO.
                                                                        --------

ITEM 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . . .  10

ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . .  10

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . .  12

                          RENAISSANCE SOLUTIONS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

           (Unaudited - amounts in thousands, except per share data)

                                                             Three Months Ended

                                                       March 28, 1997   March 29, 1996
                                                       ---------------  ---------------
Revenues                                                      $17,475          $11,468
                                                          -----------      -----------
Cost and expenses:
    Professional personnel............................          9,621            7,071
    Professional development and recruiting...........            723              570
    Marketing and sales...............................            508              324
    General and administrative........................          3,398            2,298
                                                          -----------      -----------
  Total costs and expenses............................         14,250           10,263
                                                          -----------      -----------
Income from operations................................          3,225            1,205
Interest expense......................................            (30)             (47)
Interest income.......................................            633              142
                                                          -----------      -----------
Income before income taxes............................          3,828            1,300
Income taxes..........................................          1,611              579
                                                          -----------      -----------
Net income............................................        $ 2,217          $   721
                                                          ===========      ===========
Pro forma data:
Historical income before pro forma adjustments........                         $ 1,300
Pro forma adjustment to officer's salary..............                              68
                                                                           -----------
Pro forma income before income taxes..................                           1,368
                                                                           -----------
Historical provision for income taxes.................                             579
                                                                           -----------
Additional pro forma provision for income taxes.......                               0
Pro forma income taxes................................                             579
                                                                           -----------
Pro forma net income..................................                         $   789
                                                                           ===========
Net income per share..................................        $  0.23          $  0.10
                                                          ===========      ===========
Weighted average number of common and common
equivalent shares outstanding.........................          9,711            7,884
                                                          ===========      ===========

                          RENAISSANCE SOLUTIONS, INC.

                          CONSOLIDATED BALANCE SHEETS

              (Unaudited-amounts in thousands, except share data)

                                                                                March 28, 1997   December 31, 1996
                                                                                --------------   -----------------
Assets
  Current assets:
     Cash and cash equivalents.............................................         $13,404             $49,415
     Marketable securities.................................................          23,142              17,910
     Accounts receivable, net..............................................          18,488               7,765
     Unbilled services, net................................................           3,206               2,057
     Deferred tax asset....................................................             244                 560
     Prepaid expenses and other current asset..............................           1,800                 826
                                                                                -----------          ----------
       Total current assets................................................          60,284              78,533
                                                                                -----------          ----------
  Property and equipment, net..............................................           4,825               3,977
  Goodwill, net............................................................          27,900                 ---
  Other assets.............................................................             105                  72
                                                                                -----------          ----------
       Total assets........................................................         $93,114             $82,582
                                                                                ===========          ==========

Liabilities and Stockholders' Equity
  Current liabilities:
     Short-term borrowings.................................................         $   500             $   500
     Current portion of note payable.......................................             ---                 782
     Note payable to officers/shareholders.................................             ---                 500
     Accounts payable and accrued liabilities..............................           5,779               2,642
     Accrued payroll and related costs.....................................           3,708               1,775
     Advanced payments.....................................................             302                 879
     Income taxes payable..................................................             318                 120
     Accrued acquisition costs.............................................           3,585               3,131
                                                                                -----------          ----------
       Total current liabilities...........................................          14,192              10,329
  Deferred tax liability...................................................             481                 431
  Other liabilities........................................................             195                 181
                                                                                -----------          ----------
       Total liabilities...................................................          14,868              10,941
                                                                                -----------         -----------

  Stockholders' equity.....................................................
     Preferred stock, $.01 par value, authorized                                        ---                 ---
       2,000,000 shares, none issued.......................................
     Common stock, $.0001 par value, authorized 20,000,000
       shares, issued and outstanding 9,710,669 and 9,243,594
       shares at 1997 and 1996, respectively...............................               1                   1
     Additional paid in capital............................................          69,612              64,897
     Cumulative translation adjustments....................................              59                 264
     Unrealized gain (loss) on marketable securities.......................            (140)                (18)
     Retained earnings.....................................................           8,714               6,497
                                                                                -----------         -----------
       Stockholders' equity................................................          78,246              71,641
                                                                                -----------         -----------
       Total...............................................................         $93,114             $82,582
                                                                                ===========       =============

                          RENAISSANCE SOLUTIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited - amounts in thousands)

                                                                                   Three Months Ended
                                                                                   ------------------
                                                                            March 28, 1997   March 29, 1996
                                                                            --------------   --------------
Cash flows from operating activities:
Net income...............................................................      $  2,217          $   721
Adjustments to reconcile net income to net cash:
Depreciation and amortization............................................           496              218
Deferred income taxes....................................................          (102)             ---
Change in:
   Accounts receivable, net..............................................        (6,409)          (4,705)
   Unbilled services, net................................................          (950)             (25)
   Receivable from officers/shareholders.................................           ---              278
   Prepaid expenses and other current assets.............................          (817)            (465)
   Other assets..........................................................           (33)             ---
   Accounts payable and accrued liabilities..............................           277              952
   Accrued payroll and related costs.....................................          (310)            (320)
   Advanced payments.....................................................          (577)            (340)
   Accrued income taxes..................................................           195              325
   Accrued acquisition costs.............................................           454              ---
   Increase in other liabilities.........................................            14               14
                                                                            -----------      -----------
Net cash used for operating activities...................................        (5,545)          (3,347)
                                                                            -----------      -----------
Cash flows from investing activities:
   Sales (purchases) of marketable securities............................        (5,354)           3,554
   Expenditures for property and equipment...............................          (131)            (770)
   Cash paid for the acquisition of COBA Consulting Limited..............       (13,424)
   Cash paid for the acquisition of C.M. Management Systems
   Ltd., Inc.............................................................       (10,943)
                                                                            -----------      -----------
   Net cash flows (used for) provided by investing activities............       (29,852)           2,784
                                                                            -----------      -----------
Cash flows from financing activities:
   Issuance of common stock, net.........................................           873              377
   Repayment of note payable to officer/shareholder......................          (500)               5
   Payment on note payable...............................................          (782)             ---
   Increase in deferred offering costs...................................           ---              (85)
                                                                            -----------      -----------
   Net cash (used for) provided by financing activities..................          (409)             297
                                                                            -----------      -----------
Effect of exchange rate changes on cash and cash
equivalents..............................................................          (205)             (48)
                                                                            -----------      -----------
Decrease in cash and cash equivalents....................................       (36,011)            (314)
Cash and cash equivalents, beginning of period...........................        49,415            6,159
                                                                            -----------      -----------
Cash and cash equivalents, end of period.................................      $ 13,404          $ 5,845
                                                                            ===========      ===========
Supplemental disclosure of cash flow information:
   Interest paid.........................................................      $     30          $    47
                                                                            ===========      ===========
   Income taxes paid.....................................................      $  1,008          $   282
                                                                            ===========      ===========

                          RENAISSANCE SOLUTIONS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements at March 28, 1997 and for the three months ended March 28, 1997 and March 29, 1996 are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's 1996 Annual Report on Form 10-K/A. The results of operations for the three months ended March 28, 1997 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997 or for any subsequent period.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements of the Company for the three months ended March 29, 1996 have been restated to give retroactive effect to the acquisition of International Systems Services Corporation (ISS) on December 31, 1996 as a pooling-of-interests.

     INCOME TAXES

     Prior to its acquisition by the Company, ISS was an S corporation for income tax purposes. Accordingly, no federal or state income tax provision was required for ISS for the three months ended March 29, 1996.

     PRO FORMA DATA

     The pro forma data is presented to show the effects on 1996 of the contractual reduction of the compensation of an officer of ISS following the acquisition of ISS and the income taxes that would have been provided for in 1996 on pro forma income before taxes if ISS had been a C corporation. Net income per share for the three months ended March 29, 1996 is based on pro forma net income. The pro forma data is presented for informational purposes only and is not necessarily indicative of future net income or net income per share.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of fiscal 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier adoption is not permitted.

     SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

     If SFAS 128 had been in effect during the current and the prior period, basic EPS would have been $0.24 and $0.11 for the three months ended March 28, 1997 and March 29, 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than primary EPS currently reported for the periods presented.

2.   ACQUISITIONS

     On February 3, 1997, the Company acquired all of the outstanding voting capital stock of COBA Consulting Limited ("COBA-U.K.") for $11,900,000 in cash, plus 163,160 shares of Common Stock valued at $3,842,000 as of the date of acquisition. The 163,160 shares of Common Stock are restricted as to their disposition by the stockholders for a period of two years following the date of closing. The Company will also acquire certain non-voting, convertible shares of COBA-U.K. in 1998 and 1999 for a purchase price, as defined by the Stock Purchase Agreement dated January 27, 1997, based on COBA-U.K.'s actual financial performance for the years ending December 31, 1997 and 1998. The maximum additional purchase price, which may include shares of Common Stock of the Company at the Company's option, is $12,600,000. This acquisition was accounted for as a purchase and the total purchase price of $17,266,000, including expenses of $1,524,000, was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. This allocation resulted in goodwill of $17,150,000 (which will increase for any future cash payments or issuance of shares) which is being amortized over 25 years. COBA-U.K.'s results of operations have been included in the consolidated results since the date of acquisition.

     On February 13, 1997, the Company acquired all of the outstanding capital stock of C.M. Management Systems Ltd., Inc. ("COBA-Boston") for $9,250,000 in cash. The Company may be required to pay an additional amount of up to a maximum of $18,500,000 in cash and/or shares of Common Stock, at the Company's option, determined based on COBA-Boston's actual financial performance for the years ending December 31, 1997 and 1998. This acquisition was accounted for as a purchase and the total purchase price of $10,943,000, including expenses of $1,693,000, was allocated to the assets acquired and the liabilities assumed based upon their estimated fair values. This allocation resulted in goodwill of $10,940,000 (which will increase for any future cash payments or issuance of shares) which is being amortized over 25 years. COBA-Boston's results of operations have been included in the consolidated results since the date of acquisition.

     Prior to their acquisition by Renaissance, both COBA-U.K. and COBA-Boston were parties to a joint marketing arrangement with a network of consulting firms in Europe and Asia (the "COBA Network"). No stockholder, director or officer of COBA-U.K. was also a stockholder, director or officer of COBA-Boston. Renaissance anticipates that both COBA-U.K. and COBA-Boston will continue to participate in the COBA Network as subsidiaries of the Company.

     The consolidated results of operations on a pro forma basis as though COBA-U.K. and COBA-Boston had been acquired as of the beginning of the periods presented and the contractual reduction of the compensation of an officer of ISS and income taxes that would have been provided if ISS had been a C corporation for the 1996 period presented are as follows:

                                      Three Months Ended
                                      ------------------
                             March 28, 1997      March 29, 1996
                             --------------      --------------
     Revenue                      19,763              18,051
     Net income                    2,121                 789
     Net income per share           0.22                0.10

     The pro forma financial information is presented for informational purposes only and is not indicative of the operating results that would have occurred had the COBA-U.K. and COBA-Boston acquisitions been consummated as of the above dates, nor are they necessarily indicative of future operating results.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview

The Company derives substantially all of its revenues from management consulting and client/server systems integration services. The Company markets its services directly and under a Teaming Agreement with Gemini Consulting, Inc. ("Gemini").

During the three months ended March 28, 1997, the Company effected two acquisitions. The Company acquired COBA-U.K. on February 3, 1997 and acquired COBA-Boston on February 13, 1997. These two acquisitions were accounted for as purchases and COBA-U.K.'s and COBA-Boston's results of operations have been included in the consolidated results since the dates of acquisition. The consolidated financial statements of the Company for the three months ended March 29, 1996 have been restated to give retroactive effect to the acquisition of International Systems Services Corporation (ISS) on December 31, 1996 as a pooling-of-interests.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the factors set forth in the Company's Annual Report on Form 10-K under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors That May Affect Future Results," which are incorporated by reference herein.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship to revenues of certain items in the Company's consolidated statements of income.

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                           March 28, 1997   March 29, 1996
                                                                          ---------------  ---------------
   Statement of Income Data:
     Revenues..........................................................             100.0%           100.0%
                                                                           ---------------  ---------------
     Cost and expenses:
     Professional personnel............................................              55.1%            61.7%
     Professional development and recruiting...........................               4.1%             5.0%
     Marketing and sales...............................................               2.9%             2.8%
     General and administration........................................              19.4%            20.0%
                                                                           ---------------  ---------------
     Total cost and expenses...........................................              81.5%            89.5%
                                                                           ---------------  ---------------

     Income from operations............................................              18.5%            10.5%
     Interest expense..................................................              -0.2%            -0.4%
     Interest income...................................................               3.6%             1.2%
                                                                           ---------------  ---------------
     Income before income taxes........................................              21.9%            11.3%
     Income taxes......................................................               9.2%             5.0%
                                                                           ---------------  ---------------
     Net income........................................................              12.7%             6.3%
                                                                           ===============  ===============
     Pro forma data:
     Historical income before pro forma adjustments....................                               11.3%
     Pro forma adjustment to officer's salary..........................                                0.6%
                                                                                            ---------------
     Pro forma income before income taxes..............................                               11.9%
     Historical provision for income taxes.............................                                5.0%
     Additional pro forma provision for income taxes...................                                ---
                                                                                            ---------------
     Pro forma income taxes............................................                                5.0%
                                                                                            ---------------
     Pro forma net income..............................................                                6.9%
                                                                                            ===============

Revenues increased 52% to $17.5 million for the three months ended March 28, 1997 from $11.5 million for the three months ended March 29, 1996. This increase was primarily attributable to the inclusion of COBA-U.K. and

COBA-Boston revenues in the 1997 period from the respective acquisition closing dates. Increased revenues from the Company's pre-existing client base and the addition of new clients also contributed to the revenue increase. Revenues attributable to the Company's relationship with Gemini represented 25% and 36% of revenues in the 1997 and 1996 periods, respectively. For the six month period ended April 30, 1997, bookings attributable to Gemini under the Teaming Agreement were estimated at approximately $5.7 million, which represented a deficiency of approximately $300,000 from Gemini's bookings commitment (as defined in the Teaming Agreement) to be confirmed for such period.

Professional personnel costs increased 36% in the first quarter of 1997 to $9.6 million, or 55% of revenues, from $7.1 million, or 62% of revenues, in the first quarter of 1996. The number of full-time equivalent professional employees increased to 326 at March 28, 1997 from 190 at March 29, 1996. The increase in personnel costs primarily resulted from the addition of personnel in connection with the COBA-U.K. and COBA-Boston acquisitions and, to a lesser extent, salary increases. The Company's first quarter personnel costs historically are higher than such costs in other quarters due to the impact of FICA taxes resulting from the payment of prior year bonuses in the first quarter.

Professional development and recruiting costs increased 27% in the first quarter of 1997 to $723,000, or 4% of revenues, from $570,000, or 5% of revenues, in the first quarter of 1996. This increase reflected substantially higher spending for training and staff development, particularly in connection with the integration of ISS, COBA-U.K. and COBA-Boston personnel, offset in part by lower expenditures on employee recruiting and relocation.

Marketing and sales expenses increased 57% in the first quarter of 1997 to $508,000, or 3% of revenues, from $324,000, also 3% of revenues, in the first quarter of 1996. This increase reflected inclusion in the 1997 period of COBA-U.K. and COBA-Boston marketing and sales expenses from the respective acquisition closing dates. The Company expects marketing and sales expenses to increase in the future as the Company heightens its efforts to promote its existing brand names and the COBA name and expands its independent marketing initiatives.

General and administrative expenses increased 48% in the first quarter of 1997 to $3.4 million, or 19% of revenues, from $2.3 million, or 20% of revenues, in the first quarter of 1996. This increase resulted primarily from the inclusion of general and administrative expenses of COBA-U.K. and COBA-Boston from the respective acquisition closing dates.

Income from operations as a percentage of revenues increased to 18.5% in the 1997 period from 10.5% in the 1996 period primarily as a result of lower combined costs following the COBA-U.K. and COBA-Boston acquisitions.

Interest expense declined 36% in the first quarter of 1997 to $30,000, or 0.2% of revenues, from $47,000, or 0.4% of revenues, for the first quarter of 1996. Interest income increased 346% in the first quarter of 1997 to $633,000, or 4% of revenues, from $140,000, or 1% of revenues, for the first quarter of 1996. The increase in interest income was primarily the result of higher cash balances from cash generated by operations and the net proceeds of the Company's follow-on public offerings of Common Stock in May and November of 1996. Interest income consists of interest earned on the Company's cash, cash equivalents and marketable securities.

The provisions for income taxes in the first quarter of 1997 was $1.6 million, or 42%, compared with a tax provision of $579,000, or 44%, in the first quarter of 1996. The Company expects that its effective tax rate will remain constant in future periods as a result of the incurrence of non-deductible costs in connection with the COBA-U.K. and COBA- Boston acquisitions.

The pro forma data presented show the effect on the 1996 period of the contractual reduction in the compensation of an ISS officer, following the ISS acquisition, of $68,000 (which was included in professional personnel costs in 1996).

Liquidity and Capital Resources

The Company used net cash of $5,545,000 for operating activities in the first quarter of 1997. Factors affecting the net cash used for operating activities in this period included an increase in depreciation and amortization (primarily as a result of the amortization of goodwill recorded in connection with the COBA-U.K. and COBA-Boston acquisitions), increases in accounts receivable and unbilled services (reflecting both the COBA-U.K. and COBA-Boston acquisitions and longer days outstanding and slower billing as part of the changeover of ISS, COBA-U.K. and COBA-Boston to the Company's revenue management system), an increase in prepaid expenses and other current assets (primarily as a result of the COBA-U.K. and COBA-Boston acquisitions), a decrease in accounts payable and other accrued liabilities (reflecting the timing of payments by the Company), and an increase in accrued acquisition costs in anticipation of certain expenses to be incurred in connection with the COBA-U.K. and COBA-Boston acquisitions in the future.

The Company used a total $24,367,000 in cash as a portion of the purchase prices of the COBA-U.K. and COBA-Boston acquisitions. The Company also issued 163,160 shares of Common Stock in connection with the COBA-U.K. acquisition. The Company used cash of $1,280,000 in the 1997 period to repay loans relating to ISS.

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

Item 3     Not applicable


PART II.   OTHER INFORMATION

Item 1     None

Item 2     Changes in Securities


           On February 3, 1997, the Company issued 163,160 shares of Common Stock to certain shareholders of COBA-U.K. in connection with its acquisition of COBA-U.K. (the "COBA-U.K. Acquisition"). The value of such shares as of the close of business on February 3, 1997 (after giving effect to disposition restrictions) was $3,842,000. These securities were issued by the Company in reliance on Section 4(2) of the Securities Act of 1933, as amended, as the COBA-U.K. Acquisition did not involve a public offering.

Items 3-5  None

Item 6     Exhibits and Reports on Form 8-K

           (a)  Exhibits

                10.1 Amendment No. 2 to Employment Agreement, dated January 31,
                     1997, by and among the Company and Harry M. Lasker.

                10.2 Amendment No. 2 to Employment Agreement, dated January 31,
                     1997, by and among the Company and David A. Lubin.

                10.3 Amendment No. 2 to Employment Agreement, dated January 31,
                     1997, by and among the Company and David P. Norton.

                11.  Statement Regarding Computation of Earnings per Share.

                27.  Financial Data Schedule.

                99. Pages 30 through 36 of the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (which is not deemed to be filed except to the extent that portions thereof are expressly incorporated by reference herein).


           (b)  Reports on Form 8-K

                On January 15, 1997, the Company filed a Current Report on Form 8-K, dated December 31, 1996 (the "Effective Date") (the "ISS Form 8-K"), announcing under Item 2 (Acquisition or Disposition of Assets) that the Company had acquired ISS pursuant to an Agreement and Plan of Merger (the "Merger Agreement") among the Company, ISS, Artist Acquisition Corp., a wholly-owned subsidiary of the Company (the "Merger Subsidiary")and O. Bruce Gupton. Pursuant to the Merger Agreement, the Merger Subsidiary was merged with and into ISS on the Effective Date, whereupon ISS became a wholly-owned subsidiary of the Company. No financial statements were required or filed in connection with the ISS Form 8-K.

                On February 18, 1997, the Company filed a Current Report on Form 8-K, dated February 3, 1997 (the "COBA-U.K. Form 8-K"), announcing under Item 2 (Acquisition or Disposition of Assets) that the Company had acquired all of the voting shares of COBA-U.K. pursuant to a Stock Purchase Agreement dated as of January 27, 1997 between the Company and certain holders of COBA-U.K. common stock. No financial statements were required or filed in connection with the COBA-U.K. Form 8-K.

               On February 21, 1997, the Company filed an Amendment No. 1 on Form 8-K/A to the COBA-U.K. Form 8-K for the purpose of filing an additional exhibit to such Form 8-K which was erroneously omitted.

               On February 28, 1997, the Company filed a Current Report on Form 8-K, dated February 13, 1997 (the "COBA - Boston Form 8-K), announcing under Item 2 (Acquisition or Disposition of Assets) that the Company had acquired all of the capital stock of C.M. Management Consulting Ltd. Inc. ("COBA - Boston") pursuant to a Stock Purchase Agreement among the Company and the stockholders of COBA - Boston. No financial statements were required or filed in connection with the COBA - Boston Form 8-K.

               On February 28, 1997, the Company filed a Current Report on Form 8-K, dated February 28, 1997, announcing under Item 5 (Other Events) the Company's revenues and net income for the 31-day period ended January 31, 1997. No financial statements were required or filed in connection with this Current Report on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              RENAISSANCE SOLUTIONS, INC.
                              (Registrant)



DATED:  May 9, 1997

                                 /S/David P. Norton
                              ------------------------------------------
                                 David P. Norton
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




DATED:  May 9, 1997

                                 /S/William T. Jenkins
                              ------------------------------------------
                                 William T. Jenkins
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              RENAISSANCE SOLUTIONS, INC.
                              (Registrant)



DATED:  May 12, 1997

                                 /S/David P. Norton
                              ------------------------------------------
                                 David P. Norton
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)




DATED:  May 12, 1997

                                 /S/William T. Jenkins
                              ------------------------------------------
                                 William T. Jenkins
                                 Vice President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)